Form 10-Q
period 1996-03-31
OXFORD TAX EXEMPT FUND II LTD PARTNERSHIP
filed 1996-05-14
CIK 793977

================================================================
                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                            -----------------------

                                  FORM 10-Q

(Mark One)

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1996  OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to ________

                       --------------------------------
                       Commission file number:  0-25600
                       --------------------------------

              OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP
          (Exact name of registrant as specified in its charter)

           Maryland                             52-1394232
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification No.)

   7200 Wisconsin Avenue, 11th floor, Bethesda, Maryland 20814
      (Address of principal executive offices)  (Zip Code)

                         (301) 654-3100
      (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:
  Beneficial Assignee Interest

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ NO / /

There  is  no  public trading market for the Beneficial  Assignee
Interests  ("BACs").  Therefore, the BACs had  neither  a  market selling  price  nor an average bid or asked price within  the  60 days prior to the date of this filing.

Index to Exhibits is found on page 5.
=================================================================

                   PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.

  The Balance Sheets for Oxford Tax Exempt Fund II Limited Partnership ("Oxford Tax Exempt Fund II," "OTEF II," or the "Partnership") as of March 31, 1996 and December 31, 1995, the
Statements of Income for the three-month period ended March 31, 1996 for OTEF II and the three-month period ended March 31, 1995 for OTEF II's predecessor, Oxford Tax Exempt Fund Limited Partnership, a Maryland limited partnership ("OTEF," "Predecessor," or "OTEF II's predecessor"), the Statement of
Partners' Capital as of March 31, 1996, and the Statements of Cash Flows for the three-month period ended March 31, 1996 for OTEF II and the three-month period ended March 31, 1995 for OTEF and the notes thereto, are incorporated by reference to sequentially numbered pages 15 through 26 of OTEF II's Quarterly Report (Unaudited) dated March 31, 1996, attached hereto as
Exhibit 20 (the "Quarterly Report").

  For purposes of clarity, the Managing General Partner has included an additional column in the Statements of Income representing pro forma information as of March 31, 1995. This pro forma information has been prepared as if: (i) OTEF II had been in existence during the period presented; (ii) OTEF II had acquired the assets of OTEF in exchange for OTEF II BACs on January 1, 1995; and (iii) OTEF II had begun accounting for its investments in the mortgage revenue bonds ("Bonds") on that date under the new accounting method. Under the pro forma presentation, $1 million in Oxford advances, which were made to the Operating Partnerships in December 1994 from the U.S. Treasury strip bond that matured November 15, 1994 and paid to OTEF as additional interest in January 1995, have been excluded, since these payments are nonrecurring in nature.

Item 2.  Management's  Discussion and Analysis of Financial
         Condition and Results of Operations.

   A discussion of OTEF II's financial condition and results of operations for the three-month period ended March 31, 1996 is incorporated herein by reference to sequentially numbered pages 7 through 14 entitled "Report of Management" included in OTEF II's Quarterly Report (Unaudited).

                   PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

   Four lawsuits were filed with respect to the 1995 OTEF Restructuring Plan. In general, the complaints allege violations of certain provisions of the securities laws, breach of partnership agreement and breach of fiduciary duty, and seek unspecified monetary damage and various forms of equitable relief. On November 29, 1995, a putative class and derivative action was filed by a BAC Holder in U.S. District Court for the District of Maryland against Oxford Tax Exempt Fund I Corporation and certain affiliates. A similar class action was filed by another BAC Holder on the same date in U.S. District Court for the Northern District of California, and subsequently transferred to the U.S. District Court of Maryland by agreement of the parties for consolidation with the first case. On January 23, 1996 and January 25, 1996, two additional putative class actions were filed by BAC Holders in Circuit Court of Montgomery County, Maryland alleging similar claims against Oxford Tax Exempt Fund, L.P., certain affiliates and officers and directors. These latter two actions have been consolidated. It is anticipated that a motion for a pre-trial order will be filed to coordinate discovery, the effect of rulings and related matters.

   The Managing General Partner believes that these actions are without merit, although it cannot predict the outcome of this litigation. The Managing General Partner intends to vigorously contest and defend against these suits. The Managing General Partner does not believe that these suits will have a material adverse effect on the operations of OTEF II.

Item 2.  Changes in Securities.  None.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.

   A special meeting of the OTEF II BAC Holders is expected to be held later this year for the OTEF II BAC Holders to consider and vote upon a new business plan.

Item 5.   Other Information.   None.

Item 6.   Exhibits and Reports on Form 8-K.

    (a)   Exhibits.

    For a list of Exhibits as required by Item 601 of Regulation
    S-K, see Exhibit Index on page 5 of this report.

    (b)   Reports on Form 8-K.  None.

    No other items were applicable.

              OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                                FORM 10-Q

                                SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   Oxford Tax Exempt Fund II Limited Partnership

                   By:  Oxford Tax Exempt Fund II Corporation
                        Managing General Partner of the Registrant


Date:  5/13/96     By:  Richard R. Singleton
      --------          ------------------------------------------
                        Richard R. Singleton
                        Senior Vice President and Chief
                        Financial Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  5/13/96     By:  Leo E. Zickler
      --------          ------------------------------------------
                        Leo E. Zickler
                        Chairman of the Board of Directors and
                        Chief Executive Officer


Date:  5/13/96     By:  Francis P. Lavin
      --------          ------------------------------------------
                        Francis P. Lavin
                        Director and President

                 OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                                 FORM 10-Q

                                EXHIBIT INDEX

(Listed according to the number assigned in the Exhibit Table in Item 601 of Regulation S-K.)

(20)    Report furnished to security holders.

        Oxford  Tax  Exempt Fund II Limited Partnership's  Quarterly
        Report   (Unaudited)  dated  March  31,  1996,  follows   on
        sequentially numbered pages 6 through 28 of this report.

(27)    Financial Data Schedule

                   OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                                Quarterly Report
                                  (Unaudited)

                                  March 31, 1996


























     CONTENTS

     Report of Management
     Balance Sheets
     Statements of Income
     Statement of Partners' Capital
     Statements of Cash Flows
     Notes to Financial Statements
     Instructions for Investors who wish to reregister or transfer
          OTEF II BACs

- - -----------------------------------------------------------------
Report of Management
- - -----------------------------------------------------------------

   The following report provides additional information about the financial condition of Oxford Tax Exempt Fund II Limited Partnership ("Oxford Tax Exempt Fund II," "OTEF II," or the "Partnership") as of March 31, 1996, and its results of operations and cash flows for the period then ended. This report and analysis should be read together with the financial statements and related notes thereto and the selected financial data appearing elsewhere in this Quarterly Report.

Recent Developments

  As discussed more fully in prior reports and in the Information Statement dated June 26, 1995, the managing general partner of OTEF II (the "Managing General Partner") and Oxford Tax Exempt Fund Limited Partnership ("OTEF" or "predecessor"), a Maryland limited partnership, have adopted and taken significant steps to consummate a plan (the "1995 OTEF Restructuring Plan") to restructure OTEF. We will keep you apprised in future reports.

  1995 OTEF Restructuring Plan. Under the terms of the 1995 OTEF Restructuring Plan, on June 1, 1995, OTEF transferred all of its assets, including its portfolio of 15 tax-exempt mortgage revenue bonds ("Bonds"), to OTEF II, in exchange for all of the existing beneficial assignee interests ("OTEF II BACs") representing assignments of limited partnership interests in OTEF II, and the agreement of OTEF II to assume all rights, obligations and liabilities of OTEF. On June 30, 1995, OTEF distributed the OTEF II BACs to the holders ("OTEF BAC Holders") of beneficial assignee certificates representing assignments of limited partnership interests in OTEF, who thereby became holders of OTEF II BACs ("OTEF II BAC Holders"). See Note 5 to Financial Statements.

   The business of OTEF II initially consists of holding the assets it acquired from OTEF and consummating the refunding of the Bonds. The Bonds were transferred by OTEF to OTEF II to facilitate refundings of the Bonds and to permit, subject to the approval of the OTEF II BAC Holders, the development of a new business plan. In general, the purpose of the new business plan is: (i) to enable OTEF II to increase its asset base; (ii) to increase its earnings and the level of distributions to the OTEF II BAC Holders; and (iii) to improve the resale value of the OTEF II BACs. Following an affirmative vote of the OTEF II BAC Holders with respect to the new business plan, OTEF II will also apply for listing of the OTEF II BACs for trading on a national securities exchange or NASDAQ to provide liquidity and a trading market for the OTEF II BACs. A special meeting of the OTEF II BAC Holders is expected to be held later this year for the OTEF II BAC Holders to consider and vote upon a new business plan.

   Investment in Bonds and Change in Accounting Method. As previously reported, on June 1, 1995, the Bonds were transferred from OTEF to OTEF II at their book value of $153 million. The Managing General Partner estimated at December 31, 1995 that the fair value of the Bonds, in the aggregate, was $164 million and, accordingly, OTEF II recorded a credit to Partners' Capital in an amount equal to $11 million of unrealized gain on investments.
As of March 31, 1996, the fair value of the Bonds remained unchanged. The current fair value of the Bonds was determined by the Managing General Partner using the same cash flow methodology applied by a major investment banking firm in connection with structuring advice rendered to OTEF II and its predecessor with respect to the 1995 OTEF Restructuring Plan. In accordance with this methodology, the applicable cash flows are based on certain assumptions concerning the Properties and the markets in which they are located, including the timing and realization of such cash flows.

  In connection with the transfer of the Bonds to OTEF II and the change in the Managing General Partner from Oxford Tax Exempt Fund I Corporation to Oxford Tax Exempt Fund II Corporation,
OTEF II adopted a new accounting method governed by the provisions of Statement of Financial Accounting Standards No. 115-"Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Under this method, (i) the Bonds are reflected at their current fair value on the face of the Balance Sheet, with cumulative unrealized gains or losses being charged or credited as unrealized gains or losses on investments and included in capital as applicable, rather than reflected in the Statements of Income, and (ii) cash payments on the Bonds received from the Operating Partnerships are treated as interest income on the Bonds.

  From October 1, 1987 to May 31, 1995, OTEF's investments in the Bonds were accounted for under the equity method, in accordance with Financial Release No. 28 and a notice issued to practitioners, dated February 10, 1986, by the Accounting Standards Executive Committee, which provides guidance on accounting for real estate acquisition, development and construction lending arrangements. Under this method, OTEF's investments in the Bonds were: (i) reduced for interest payments (Base Interest) received; (ii) increased or decreased by OTEF's equity, which was based on its participation percentages (generally 50%, except when it had outstanding project advances to an Operating Partnership) in the income or losses of the related Operating Partnerships; and (iii) written down to the fair value of the Properties with such fair value representing the present value of the projected cash flows from the Properties. Since OTEF had outstanding project loans to certain senior living Operating Partnerships from 1989 to 1995, OTEF's participation percentages were increased to 100% for these Operating Partnerships during these years.

   The change in accounting treatment for financial reporting purposes is technical in nature and does not affect the amount of payments received by OTEF II or the level of distributions to OTEF II BAC Holders. In addition, this change has no effect on the tax-exempt nature of OTEF II's net income or the obligation of the Operating Partnerships to make all payments due on the Bonds. To permit OTEF II BAC Holders to evaluate the results of operations of OTEF II, as reported under the new accounting method, the Managing General Partner has included an additional column in the Statements of Income which reflects the operations of OTEF II as if: (i) OTEF II had been in existence during the period presented; (ii) OTEF II had acquired the assets of OTEF in exchange for OTEF II BACs on January 1, 1995; and (iii) OTEF II had begun accounting for its investments in the Bonds on that date under the new accounting method. Under the pro forma presentation, $1 million in Oxford advances, which were made to the Operating Partnerships in December 1994 from the U.S. Treasury strip bond that matured November 15, 1994 and paid to OTEF as additional interest in January 1995, have been excluded, since these payments are nonrecurring in nature.

Liquidity and Capital Resources

   Current Position. OTEF II uses the payments it receives from the Operating Partnerships to: (i) make distributions to its General Partners and OTEF II BAC Holders; (ii) pay administrative expenses; (iii) pay for costs associated with the development of the 1995 OTEF Restructuring Plan; and (iv) fund reserves. Except as may be required in connection with the 1995 OTEF Restructuring Plan, as discussed below, OTEF II has no commitments for capital expenditures. A distribution for the quarter ended March 31, 1996, in the amount of $3,642,796, or $11.90 per BAC (4.76% per annum on the original $1,000 invested per BAC), will be made on May 15, 1996. This distribution is consistent with the distribution made for the previous four quarters.

  As of March 31, 1996, OTEF II held $10,465,000 in cash and cash equivalents, representing an increase of $767,000, or 7.9%, from $9,698,000 in cash and cash equivalents as of December 31, 1995. The increase in OTEF II's cash and cash equivalents is due primarily to payments received, in the aggregate, from its investments in Bonds during the three-month period ended March 31, 1996. The increase in OTEF II's cash and cash equivalents was offset by administrative, governance and bond refunding costs associated with the development of the 1995 OTEF Restructuring Plan, as discussed below. (See Results of Operations-The Partnership's Operations.)

   Bond refunding costs. These costs, which are associated with the refunding of the Operating Partnerships' individual Bonds, totaled $310,000 as of December 31, 1995. During 1995, OTEF II paid for such costs on behalf of the Operating Partnerships to facilitate the Bond refunding process. Under the Debt Modification Agreement dated April 12, 1995, the Operating Partnerships are obligated to reimburse OTEF II for up to $1.5 million of such costs. Consequently, these costs totaling $310,000 were classified by OTEF II as receivables from affiliates as of December 31, 1995. In March 1996, these receivables were extinguished through a payment made by the Operating Partnerships from the proceeds of advances made by Oxford in March 1996 (see "Other Sources" below). As of March 31, 1996, OTEF II paid additional Bond refunding costs totaling $2,000 which will be reimbursed by the Operating Partnerships later this year.

   March 31, 1995 Pro forma Information. As previously reported, on June 1, 1995, OTEF II began accounting for its investments in Bonds in accordance with SFAS No. 115. OTEF II now records cash receipts from the Operating Partnerships as interest income rather than as a reduction of the investment in Bonds. For purposes of clarity, the Managing General Partner has included a "Pro forma" column in the "Statements of Income" representing pro forma information as of March 31, 1995.

   Bond Interest. The primary source of cash receipts for OTEF II is tax-exempt interest received from the Operating Partnerships pursuant to their debt service obligations under the Bond documents and interest earned on OTEF II's cash reserves. Under the 1988 OTEF Restructuring Plan (discussed in prior reports), the Bonds and the underlying Mortgage Loans continue to provide for the payment of interest at an aggregate annual rate of up to 16%, consisting of Base Interest and additional Contingent Interest. Base Interest is owed at the rate of 8.25% per annum, but is payable only to the extent funds are available from cash flow and sale or refinance proceeds. Unpaid Base Interest is deferred, with additional interest charged on such deferred amounts at the rate of 8.25% per annum, compounded monthly and payable from future cash flow and sale or refinancing proceeds. As of March 31, 1996, the 14 Operating Partnerships had cumulative unpaid Base Interest and interest on unpaid Base Interest of $97.7 million. Under the applicable method of accounting, this unpaid interest was not reflected in the financial statements of OTEF II or OTEF. Under the 1995 OTEF Restructuring Plan, this unpaid interest will be forgiven upon completion of the refundings. The Managing General Partner believes interest payments received from the Operating
Partnerships, together with OTEF II's existing cash reserves, should be adequate to fund anticipated expenses and maintain the current level of distributions to the OTEF II BAC Holders.

  Other Sources. The Operating Partnerships have paid additional interest to OTEF and OTEF II, as the case may be, from advances made by Oxford Development Corporation and its affiliates ("Oxford"), pursuant to operating deficit guarantees and obligations under a Yield Maintenance Reserve ("YMR") Agreement. Through March 31, 1996, Oxford had advanced a total of $17.9 million to the Operating Partnerships, which, in turn, have used substantially all of these funds to make interest payments on the Bonds. During 1994, Oxford satisfied all of its remaining obligations under the operating deficit guarantees. As of March 31, 1996, the remaining YMR obligations of Oxford and the Operating Partnerships total $2.1 million. As part of the Oxford/NHP transaction purchase price (discussed in prior reports), Oxford received a $1.7 million face amount U.S. Treasury strip bond that matured on August 15, 1995 and will receive an additional $2 million that will mature in August 1996. Oxford has committed to satisfy the remaining YMR obligations by advancing all of these funds to the Operating Partnerships. In accordance with the 1995 OTEF Restructuring Plan, the Operating Partnerships will use these funds totaling $3.7 million to pay aggregate refunding expenses up to a maximum of $l.5 million and to create reserves with the remaining balance of $2.2 million. Of the $1.7 million U.S. Treasury strip bond that matured on August 15, 1995, Oxford advanced, in the aggregate, approximately $310,000 to the Operating Partnerships in March 1996. The Operating Partnerships, in turn, reimbursed OTEF II approximately

$310,000 in March 1996 for costs previously incurred in connection with the refunding of the Bonds. The remaining $1.4 million of the $1.7 million advanced in August 1995 is being held in an interest-bearing account pending a determination as to which Operating Partnerships these funds will be allocated. The allocation will be based on the Bond refunding costs they incur individually. These sources of funds are nonrecurring in nature, and the Managing General Partner anticipates the ability of the Operating Partnerships to make interest payments will, in the future, depend to a greater degree on the operations and performance of the Properties.

   Operating Partnership Loan. As of March 31, 1996, none of the Operating Partnerships had any taxable project loan obligations to OTEF II. No additional project loans were made by OTEF II to the Operating Partnerships during the three-month period ended March 31, 1996, and no such additional project loans are anticipated. On July 28, 1995, the Operating Partnership that owns the Chambrel at Club Hill Senior Living Community paid its project loan in full.

Results of Operations

The Partnership's Operations

   The Partnerships' Three-Month Operations. Distributions to Partners amounted to $3,642,796 or $11.90 per BAC (4.76% per annum on the original $1,000 invested per BAC) to BAC Holders of Record as of March 31, 1996. This distribution is consistent with the distribution made for the previous four quarters. For financial statement purposes, Net Income and Net Income per BAC were $4,073,000 and $13.31, respectively, for the three-month period ended March 31, 1996 for OTEF II under SFAS No. 115. For the three-month period ended March 31, 1995, Net Income and Net Income per BAC for OTEF were $1,386,000 and $4.53, respectively, under the equity method of accounting.

   Administrative expenses. These normal recurring costs of OTEF II, other than governance costs totaling $487,000, totaled $127,000 for the three-month period ended March 31, 1996, as compared to $120,000 for the three-month period ended March 31, 1995 for OTEF.

   Governance costs. Costs included in administrative expenses in the Statements of Income are accounting, legal and consultation costs relating to: (i) the preparation of the proxy to be sent
to   BAC   holders;  (ii)  the  development  of  the  1995   OTEF
Restructuring Plan; and (iii) legal defense against certain lawsuits described in Note 5 to Financial Statements. Such costs incurred during the three-month period ended March 31, 1996 totaled $487,000. No such costs were incurred as of March 31, 1995.

   BAC Issuance Costs. Costs associated with the cost of issuing the OTEF II BACs, in the amount of $1,891,234 as of December 31, 1995, were reclassified for financial statement purposes from deferred costs to a reduction in Partners' Capital during the fourth quarter of 1995. No additional BAC issuance costs were incurred as of March 31, 1996, nor are any expected to be incurred in the future.

   Other revenues for the three-month period ended March 31, 1996 relate to the interest income earned on cash accounts held by OTEF II. Other revenues for the three-month period ended March 31, 1995 include interest associated with the repayment of the project loan made to the Operating Partnership that owns the Chambrel at Club Hill Senior Living Community, as well as interest income earned on cash accounts held by OTEF.

   The Partnership's Pro forma Operations. For purposes of clarity, the Managing General Partner has included an additional pro forma column in the Statements of Income representing pro forma information as of March 31, 1995. This pro forma information has been prepared as if: (i) OTEF II had been in existence during the period presented; (ii) OTEF II had acquired the assets of OTEF in exchange for OTEF II BACs on January 1, 1995; and (iii) OTEF II had begun accounting for its investments in the Bonds on that date under the new accounting method. Under the pro forma presentation, $1 million in Oxford advances, which were made to the Operating Partnerships in December 1994 from the U.S. Treasury strip bond that matured November 15, 1994 and paid to OTEF as additional interest in January 1995, have been excluded, since these payments are nonrecurring in nature. The pro forma presentation reflects the interest paid by the Operating Partnerships from available cash flows without taking into account the effects of the refundings of the Bonds, which the Managing General Partner anticipates will be completed during 1996.

   The Partnership's Pro forma Three-Month Operations. For pro forma financial statement purposes, Net Income and Net Income per BAC were $4,073,000 and $13.31, respectively, for the three-month period ended March 31, 1996, compared to $3,785,000 and $12.36, respectively, for the three-month period ended March 31, 1995. The $288,000, or 7.6%, increase for the three-month period ended March 31, 1996 compared to the three-month period ended March 31, 1995 is primarily attributable to improvements in the aggregate operations of the Operating Partnerships and their ability to pay more interest on the Bonds.

The Properties' Operations

   The primary source of funds for the payment of interest on the Bonds is the aggregate net operating income of the Operating
Partnerships.   Except  with  respect  to  Ocala,  none  of   the
Operating Partnerships was able to pay fully its Base Interest from operations for the three-month period ended March 31, 1996, and the Managing General Partner anticipates, based on information available to it, that none of the Operating Partnerships will be able to pay all of its respective Base Interest from operations until the related Bond is refunded in accordance with the 1995 OTEF Restructuring Plan. Although the Ocala partnership is expected to pay fully all of its current Base Interest from operations for 1996, it has accrued unpaid Base Interest and interest on unpaid Base Interest of $7,218,285. The Managing General Partner expects each Operating Partnership to be able to pay currently all of the debt service obligations due under its respective bond after the refunding.

   The operating performance of each of the Properties depends primarily on: (i) occupancy and rental rates; (ii) the amount of rent actually collected; and (iii) the expenditures for property improvements and operating expenses. The occupancy and rental rates, in turn, depend on a number of factors, including: (i) the location of a Property in its particular community; (ii) local economic conditions and changes in neighborhood characteristics;
(iii) demand for similar housing; and (iv) competition from existing and future housing complexes in the vicinity of each Property.

   Set forth below is a discussion of the Properties which compares their respective operations for the three-month period ended March 31, 1996 and March 31, 1995.

   The Operating Partnerships reported an aggregate net operating income before property improvements of $5,224,000 for the three-month period ended March 31, 1996, representing an increase of $252,000, or 5.1%, over the aggregate net operating income before property improvements reported for the same period in 1995. In addition, during the three-month period ended March 31, 1996, overall property improvement expenditures were $409,000, representing an increase of $189,000, or 86.1%, compared to the same period in 1995. The Managing General Partner anticipates the level of property improvements will decrease by year end, compared to the year ended December 31, 1995.

   The  Operating  Partnerships that own the four  Senior  Living
Communities reported an aggregate net operating income before property improvements of $1,420,000 for the three-month period ended March 31, 1996, representing an increase of $284,000, or 25%, over the aggregate net operating income before property improvements reported for the same period in 1995. The weighted average occupancy rate for these four properties at March 31, 1996 was 89%, compared to 90% at March 31, 1995. The weighted average rent collected for the month ended March 31, 1996 for the four Senior Living Communities increased by 7% to $1,723, compared to $1,610 for the same period in 1995. In addition, during the three-month period ended March 31, 1996, overall property improvement expenditures for the four Senior Living Communities were $113,000, representing an increase of $74,000, or 189.8%, compared to the same period in 1995. The Managing General Partner anticipates the level of property improvements will decrease by year end, compared to the year ended December 31, 1995.

   The Operating Partnerships that own the 10 garden apartments reported an aggregate net operating income before property improvements of $3,804,000 for the three-month period ended March 31, 1996, representing a decrease of $32,000, or less than 1%, over the aggregate net operating income before property improvements reported for the same period in 1995. The weighted average occupancy rate for the 10 garden apartment communities was 94% at March 31, 1996, which is consistent with the average occupancy rate reported for the same period in 1995. The weighted average monthly rent collected for March 1996 for the 10 garden apartments increased by 3% to $720, compared to $698 for the same period in 1995. In addition, during the three-month period ended March 31, 1996, overall property improvement expenditures for the 10 garden apartments were $296,000, representing an increase of $115,000, or 63.8%, compared to the same period in 1995. The Managing General Partner anticipates the level of property improvements will decrease by year end, compared to the year ended December 31, 1995.

Summary

   Based upon actual results through March 31, 1996 and the current outlook for the remainder of 1996, the Managing General Partner anticipates there will be sufficient interest payments from the Operating Partnerships to fund anticipated expenses and maintain the current level of distributions to the OTEF II BAC
Holders. The Managing General Partner will reassess the ability to increase the level of distributions on a quarterly basis.

Oxford Tax Exempt Fund II Limited Partnership
- - --------------------------------------------------------------------------
Balance Sheets (in thousands)
- - --------------------------------------------------------------------------

                                             March 31, 1996   December 31,
                                               (Unaudited)       1995
- - --------------------------------------------------------------------------
Assets
   Investments in Bonds                            $164,000      $164,000
   Cash and cash equivalents                         10,465         9,698
   Interest receivable                                   23            26
   Due from affiliates                                    2           310
- - --------------------------------------------------------------------------
        Total Assets                               $174,490      $174,034
==========================================================================
Liabilities and Partners' Capital
  Liabilities
     Accounts payable and accrued expenses         $    518      $    492
     Distributions payable                            3,643         3,643
- - --------------------------------------------------------------------------
        Total Liabilities                             4,161         4,135
- - --------------------------------------------------------------------------
  Partners' Capital
     General Partners                                (2,392)       (2,400)
     Limited Partners' Interests (Beneficial
        Assignee Interests-299,995 interests
        issued and outstanding)                     161,753       161,331
      Unrealized Gain on Investments                 10,968        10,968
- - --------------------------------------------------------------------------
       Total Partners' Capital                      170,329       169,899
- - --------------------------------------------------------------------------
       Total Liabilities and Partner's Capital     $174,490      $174,034
==========================================================================

The accompanying notes are an integral part of these financial statements.


Oxford Tax Exempt Fund II Limited Partnership
- - -----------------------------------------------------------------------------
Statements of Income (in thousands, except per BAC amounts)
(Unaudited)
- - -----------------------------------------------------------------------------

                                               OTEF II<F4> ||
                                OTEF II        Pro forma   ||     OTEF<F2>
                                 Three           Three     ||      Three
                             months ended    months ended  ||   months ended
                            March 31, 1996  March 31, 1995 ||  March 31, 1995
- - -----------------------------------------------------------||----------------
                                                           ||
Revenues                                                   ||
 Interest on Bonds<F1>          $4,602          $3,824     ||     $    0
 Equity income on investments                              ||
   in Bonds<F2>                      0               0     ||      1,425
 Other, primarily interest on                              ||
   short-term investments           85              81     ||         81
- - -----------------------------------------------------------||----------------
                                 4,687           3,905     ||      1,506
Expenses                                                   ||
 Administrative expenses           614<F3>         120     ||        120
- - -----------------------------------------------------------||----------------
Net income                      $4,073          $3,785     ||     $1,386
===========================================================||================
Net income allocated to                                    ||
   General Partners             $   81          $   76     ||     $   28
===========================================================||================
Net income allocated to                                    ||
   BAC holders                  $3,992          $3,709     ||     $1,358
===========================================================||================
Net income per BAC              $13.31          $12.36     ||     $ 4.53
===========================================================||================
Distribution per BAC            $11.90          $11.90     ||     $11.90
===========================================================||================

<F1>  On  June 1, 1995,  OTEF II  adopted   the  provisions  of  SFAS
      No. 115-Accounting for Certain Investments in Debt and Equity Securities in connection with the transfer of all assets and liabilities from OTEF to OTEF II. Under this method, payments on the Bonds by the Operating Partnerships are treated as interest income.














<F2>  From   October 1,  1987  to  May 31,  1995, OTEF's  investments
      in the Bonds were accounted for under the equity method, in accordance with Financial Release No. 28 and a notice issued to practitioners, dated February 10, 1986, by the Accounting Standards Executive Committee, which provides guidance on accounting for real estate acquisition, development and construction lending arrangements. Under this method, OTEF's investments in Bonds were: (i) reduced for interest payments (Base Interest) received; (ii) increased or decreased by OTEF's equity, which was based on its participation percentages (generally 50%, except when it had outstanding project advances to an Operating Partnership) in the income or losses of the related Operating Partnerships; and (iii) written down to the fair value of the Properties with such fair value representing the present value of the projected cash flows from the Properties. Since OTEF had outstanding project loans to certain senior living Operating Partnerships from 1989 to 1995, OTEF's participation percentages were increased to 100% for these Operating Partnerships during these years.

<F3>  For   the  three-month  period  ended  March  31,  1996,
      administrative expenses also included $487,000 of governance costs associated with the accounting, legal and consultation fees relating to: (i) the preparation of the proxy to be sent to BAC holders; (ii) the development of the 1995 OTEF Restructuring Plan; and (iii) legal defense against certain lawsuits described in Note 5 to Financial Statements.

<F4>  This  pro  forma  column has  been  prepared as if: (i) OTEF II had been in existence during the period presented; (ii) OTEF II had acquired the assets of OTEF in exchange for OTEF II BACs on January 1, 1995; and (iii) OTEF II had begun accounting for its investments in the Bonds on that date under the new accounting method. Under the pro forma presentation, $1 million in Oxford advances, which were made to the Operating Partnerships in December 1994 from the U.S. Treasury strip bond that matured November 15, 1994 and paid to OTEF as additional interest in January 1995, have been excluded, since these payments are nonrecurring in nature.

      The accompanying notes are an integral part of these financial statements.


Oxford Tax Exempt Fund II Limited Partnership
- - -----------------------------------------------------------------------------
Statement of Partners' Capital (in thousands)
- - -----------------------------------------------------------------------------

                                                Limited
                                               Partners'
                                               Interests
                                              -----------
                                               Beneficial  Unrealized
                                     General   Assignee      Gain on
                                     Partners  Interests   Investments  Total
- - -----------------------------------------------------------------------------
Balance, December 31, 1995           $(2,400)  $161,331    $10,968   $169,899
- - -----------------------------------------------------------------------------
Net income                                81      3,992          0      4,073

Distributions payable to Partners,
 including $11.90 per BAC                (73)    (3,570)         0     (3,643)
- - -----------------------------------------------------------------------------
Balance, March 31, 1996 (Unaudited)  $(2,392)  $161,753    $10,968   $170,329
=============================================================================


 The accompanying notes are an integral part of these financial statements.

Oxford Tax Exempt Fund II Limited Partnership
- - -----------------------------------------------------------------------------
Statements of Cash Flows  (in thousands) (Note 3)
(Unaudited)
- - -----------------------------------------------------------------------------

                                                OTEF II     ||     OTEF
                                                 Three      ||     Three
                                              months ended  ||  months ended
                                             March 31, 1996 || March 31, 1995
- - ------------------------------------------------------------||---------------
                                                            ||
Operating Activities                                        ||
  Net income<F1>                                   $ 4,073  ||      $ 1,386
  Adjustments to reconcile net income to net cash           ||
    provided by (used in) operating activities:             ||
    Equity income from investments in Bonds <F2>         0  ||       (1,425)
  Changes in assets and liabilities:                        ||
     Interest receivable                                 3  ||           (3)
     Due from affiliates                               308  ||            0
     Accounts payable                                   26  ||          (38)
- - ------------------------------------------------------------||---------------
Net cash provided by (used in) operating activities  4,410  ||          (80)
- - ------------------------------------------------------------||---------------
Investing activities                                        ||
  Working capital reserve                                0  ||          (11)
  Payments received from investments in Bonds<F1>        0  ||        4,891
  Project loans                                          0  ||          189
- - ------------------------------------------------------------||---------------
Net cash provided by investing activities                0  ||        5,069
- - ------------------------------------------------------------||---------------
Financing activities                                        ||
  Distributions paid to Partners and BAC Holders    (3,643) ||       (3,444)
  Deferred costs paid                                    0  ||         (200)
- - ------------------------------------------------------------||---------------
Net cash used by financing activities               (3,643) ||       (3,644)
- - ------------------------------------------------------------||---------------
Net increase in cash and cash equivalents              767  ||        1,345
Cash and cash equivalents, beginning of period       9,698  ||        7,338
- - ------------------------------------------------------------||---------------
Cash and cash equivalents, end of period           $10,465  ||      $ 8,683
============================================================||===============

<F1>  On June 1, 1995,  OTEF II  adopted the  provisions  of  SFAS No.
      115-Accounting for Certain Investments in Debt and Equity Securities in connection with the transfer of all assets and liabilities from OTEF to OTEF II. Under this method, payments on the Bonds by the Operating Partnerships are treated as interest income.








<F2>  From  October 1, 1987  to May 31, 1995,  OTEF's  investments  in the Bonds were accounted for under the equity method, in accordance with Financial Release No. 28 and a notice issued to practitioners, dated February 10, 1986, by the Accounting Standards Executive Committee, which provides guidance on accounting for real estate acquisition, development and construction lending arrangements. Under this method, OTEF's investments in Bonds were: (i) reduced for interest payments (Base Interest) received; (ii) increased or decreased by OTEF's equity, which was based on its participation percentages (generally 50%, except when it had outstanding project advances to an Operating Partnership) in the income or losses of the related Operating Partnerships; and (iii) written down to the fair value of the Properties with such fair value representing the present value of the projected cash flows from the Properties. Since OTEF had outstanding project loans to certain senior living Operating Partnerships from 1989 to 1995, OTEF's participation percentages were increased to 100% for these Operating Partnerships during these years.

      The accompanying notes are an integral part of these financial statements.


- - -----------------------------------------------------------------
Notes to Financial Statements
- - -----------------------------------------------------------------

Note 1.  Financial Statements

  The financial statements reflect all adjustments which, in the opinion of the Managing General Partner of Oxford Tax Exempt Fund II Limited Partnership ("Oxford Tax Exempt Fund II," "OTEF II," or the "Partnership"), are necessary to present fairly OTEF II's financial position as of March 31, 1996 and December 31, 1995, the Statements of Income for the three-month period ended March 31, 1996 for OTEF II and three-month period ended March 31, 1995 for OTEF II's predecessor, Oxford Tax Exempt Fund Limited Partnership, a Maryland limited partnership ("OTEF," "Predecessor," or "OTEF II's predecessor"), the Statement of Partners' Capital as of March 31, 1996, and the Statements of Cash Flows for the three-month period ended March 31, 1996 for OTEF II and the three-month period ended March 31, 1995 for OTEF, and the notes thereto, in accordance with generally accepted accounting principles.

   For purposes of clarity, the Managing General Partner has included an additional column in the Statements of Income representing pro forma information as of March 31, 1995. This pro forma information has been prepared as if: (i) OTEF II had been in existence during the period presented; (ii) OTEF II had acquired the assets of OTEF in exchange for OTEF II BACs on January 1, 1995; and (iii) OTEF II had begun accounting for its investments in the mortgage revenue bonds ("Bonds") on that date under the new accounting method. Under the pro forma presentation, $1 million in Oxford advances, which were made to the Operating Partnerships in December 1994 from the U.S. Treasury strip bond that matured November 15, 1994 and paid to OTEF as additional interest in January 1995, have been excluded, since these payments are nonrecurring in nature. These statements should be read in conjunction with the audited financial statements and the notes included in the Partnership's Annual Report for the year ended December 31, 1995.

Note 2.  Business

   OTEF II was formed under the laws of the State of Maryland on February 9, 1995 in connection with a plan (the "1995 OTEF Restructuring Plan") to restructure OTEF. Oxford Tax Exempt Fund II Corporation, a Maryland corporation, is the Managing General Partner of OTEF II ("Managing General Partner"). OTEF II Associates Limited Partnership, a Maryland limited partnership, is the associate general partner of OTEF II (together with the Managing General Partner, the "General Partners"). There is currently no established public market in which the OTEF II BACs are traded.

  1995 OTEF Restructuring Plan. Under the terms of the 1995 OTEF Restructuring Plan, on June 1, 1995, OTEF transferred all of its assets, including its portfolio of 15 tax-exempt mortgage revenue bonds ("Bonds"), to OTEF II, in exchange for all of the existing beneficial assignee interests ("OTEF II BACs") representing assignments of limited partnership interests in OTEF II, and the agreement of OTEF II to assume all rights, obligations and liabilities of OTEF. On June 30, 1995, OTEF distributed the OTEF II BACs to the holders ("OTEF BAC Holders") of beneficial assignee certificates representing assignments of limited partnership interests in OTEF, who thereby became holders of OTEF II BACs ("OTEF II BAC Holders"). See Note 5 to Financial Statements.

   The business of OTEF II initially consists of holding the assets it acquired from OTEF and consummating the refunding of the Bonds. The Bonds were transferred by OTEF to OTEF II to facilitate refundings of the Bonds and to permit, subject to the approval of the OTEF II BAC Holders, the development of a new business plan. In general, the purpose of the new business plan is: (i) to enable OTEF II to increase its asset base; (ii) to increase its earnings and the level of distributions to the OTEF II BAC Holders; and (iii) to improve the resale value of the OTEF II BACs. Following an affirmative vote of the OTEF II BAC Holders with respect to the new business plan, OTEF II will also apply for listing of the OTEF II BACs for trading on a national securities exchange or NASDAQ to provide liquidity and a trading market for the OTEF II BACs. A special meeting of the OTEF II BAC Holders is expected to be held later this year for the OTEF II BAC Holders to consider and vote upon a new business plan.

Note 3.  Significant Accounting Policies

   Method  of  Accounting.   OTEF II's financial  statements  are
prepared   in  accordance  with  generally  accepted   accounting
principles.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

   Income Taxes. No provision has been made for federal, state, or local income taxes in the financial statements of OTEF II since the Partners and OTEF II, formerly OTEF, BAC Holders (collectively, "BAC Holders") are required to report on their individual tax returns their allocable share of taxable income, gains, losses, deductions, and credits of OTEF II.

   Investment in Bonds and Change in Accounting Method. As previously reported, on June 1, 1995, the Bonds were transferred from OTEF to OTEF II at their book value of $153 million. The Managing General Partner estimated at December 31, 1995 that the fair value of the Bonds, in the aggregate, was $164 million and,
accordingly,  OTEF  II   recorded  a  credit  to   Partners'
Capital in an amount equal to $11 million of unrealized gain on investments. As of March 31, 1996, the fair value of the Bonds remained unchanged. The current fair value of the Bonds was determined by the Managing General Partner using the same cash flow methodology applied by a major investment banking firm in connection with structuring advice rendered to OTEF II and its predecessor with respect to the 1995 OTEF Restructuring Plan. In accordance with this methodology, the applicable cash flows are based on certain assumptions concerning the Properties and the markets in which they are located, including the timing and realization of such cash flows.

   In connection with the transfer of the Bonds to OTEF II and the change in the Managing General Partner from Oxford Tax Exempt Fund I Corporation to Oxford Tax Exempt Fund II Corporation, OTEF II adopted a new accounting method governed by the provisions of Statement of Financial Accounting Standards No. 115-"Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Under this method, (i) the Bonds are reflected at their current fair value on the face of the Balance Sheet, with cumulative unrealized gains or losses being charged or credited as unrealized gains or losses on investments and included in capital as applicable, rather than reflected in the Statements of Income, and (ii) cash payments on the Bonds received from the Operating Partnerships are treated as interest income on the Bonds.

   From October 1, 1987 to May 31, 1995, OTEF's investments in the Bonds were accounted for under the equity method, in accordance with Financial Release No. 28 and a notice issued to practitioners, dated February 10, 1986, by the Accounting Standards Executive Committee, which provides guidance on accounting for real estate acquisition, development and construction lending arrangements. Under this method, OTEF's investments in the Bonds were: (i) reduced for interest payments (Base Interest) received; (ii) increased or decreased by OTEF's equity, which was based on its participation percentages (generally 50%, except when it had outstanding project advances to an Operating Partnership) in the income or losses of the related Operating Partnerships; and (iii) written down to the fair value of the Properties with such fair value representing the present value of the projected cash flows from the Properties. Since OTEF had outstanding project loans to certain senior living Operating Partnerships from 1989 to 1995, OTEF's participation percentages were increased to 100% for these Operating Partnerships during these years.

   The change in accounting treatment for financial reporting purposes is technical in nature and does not affect the amount of payments received by OTEF II or the level of distributions to OTEF II BAC Holders. In addition, this change has no effect on the tax-exempt nature of OTEF II's net income or the obligation of the Operating Partnerships to make all payments due on the Bonds. To permit OTEF II BAC Holders to evaluate the results of operations of OTEF II, as reported under the new accounting method, the Managing General Partner has included an additional column in the Statements of Income which reflects the operations of OTEF II as if: (i) OTEF II had been in existence during the period presented; (ii) OTEF II had acquired the assets of OTEF in exchange for OTEF II BACs on January 1, 1995; and (iii) OTEF II had begun accounting for its investments in the Bonds on that date under the new accounting method. Under the pro forma presentation, $1 million in Oxford advances, which were made to the Operating Partnerships in December 1994 from the U.S. Treasury strip bond that matured November 15, 1994 and paid to OTEF as additional interest in January 1995, have been excluded, since these payments are nonrecurring in nature.

   Net  Income and Distributions per Beneficial Assignee Interest
(BAC). Net income and distributions per BAC are based upon the weighted average number of BACs outstanding during the applicable year.

   Working Capital Reserve. OTEF II invests in tax-exempt money market funds stated at cost, which approximates market value. The partnership agreement for OTEF provided for additions to the reserve as deemed advisable by the Managing General Partner of OTEF. The reserve was used at the discretion of OTEF's Managing General Partner to pay operating expenses and/or future distributions. The Managing General Partner of OTEF II has determined that a separate working capital reserve is no longer warranted and, accordingly, the proceeds have been combined with cash and cash equivalents for financial statement presentation.

   Statements of cash flows. The statements of cash flows are intended to reflect only cash receipts and cash payment activity. The statements do not reflect investing and financing activity that affect recognized assets or liabilities that do not result in cash receipts or cash payments. This non-cash activity consists of distributions payable to Partners and OTEF II BAC Holders of $3,642,796 at March 31, 1996 and March 31, 1995.

   Cash and cash equivalents. Cash and cash equivalents consist of all demand deposits and tax-exempt money market funds stated at cost, which approximates market value with original maturities of three months or less.

   Governance costs. Costs included in administrative expenses in the Statements of Income are accounting, legal and consultation costs relating to: (i) the preparation of the proxy to be sent
to   BAC   holders;  (ii)  the  development  of  the  1995   OTEF
Restructuring Plan; and (iii) legal defense against certain lawsuits described in Note 5 to Financial Statements. Such costs incurred during the three-month period ended March 31, 1996 totaled $487,000. No such costs were incurred as of March 31, 1995.

   BAC Issuance Costs. Costs associated with the cost of issuing the OTEF II BACs, in the amount of $1,891,234 as of December 31, 1995, were reclassified for financial statement purposes from deferred costs to a reduction in Partners' Capital during the fourth quarter of 1995. No additional BAC issuance costs were incurred as of March 31, 1996, nor are any expected to be incurred in the future.

Note 4.  Related Party Transactions

   Interests  in  OTEF  II and the Operating  Partnerships.   The

General Partners own interests in OTEF II that entitle them to receive a share of OTEF II cash flow and possibly of sale, refinancing and liquidation proceeds. The percentage interests of the General Partners in OTEF II are the same as the percentage interests of the General Partners in OTEF. Distributions to the General Partners for the quarters ended March 31, 1996 and 1995 totaled $72,856 for each period.

  Affiliates of the Managing General Partner that are general and limited partners of the Operating Partnerships have an interest in the Operating Partnerships that entitles them to receive a share of any cash flow and sale, refinancing and liquidation proceeds of the Operating Partnerships. Since inception, the
Operating Partnerships have not been able to make any distributions of cash flow to their respective partners. In addition, in connection with the 1995 OTEF Restructuring Plan and after the Bonds are refunded, it is anticipated that all or a portion of any cash distributions attributable to these interests will be pledged for the benefit of OTEF II.

   Compensation and Fees. Oxford Development Corporation and certain affiliates (collectively, "Oxford") and NHP, Inc. and certain affiliates (collectively, "NHP") entered into a Purchase Agreement (the "Purchase Agreement"), pursuant to which NHP acquired, among other things, Oxford's property management assets. The transactions contemplated by the Purchase Agreement were consummated effective December 10, 1993. In connection with such transactions, the Operating Partnerships executed property management agreements with NHP Management Company for the management of the Properties and asset management agreements with Oxford Realty Financial Group, Inc. ("ORFG"), the parent of the Managing General Partner of OTEF II. The Operating Partnerships also entered into a Capital Improvement Consulting, Oversight and Administration ("CICOA") Agreement with a NHP affiliate to provide services relating to property improvements. These agreements provide for substantially the same level of fees as were paid previously by the Operating Partnerships to Oxford affiliates that provided these services prior to December 10, 1993.

   For the three-month periods ended March 31, 1996 and 1995, the Operating Partnerships paid total property and asset management fees of $564,000 and $537,000, respectively. The increase of
$27,000, or 5%, between the two periods is due to improved operating revenues of the Operating Partnerships for the three-month period ended March 31, 1996. During the three-month period ended March 31, 1996 and 1995, the Operating Partnerships also paid ORFG, in the aggregate, $174,184 of fees pursuant to the
OTEF  Restructuring  Plan  Administration/Asset  Management   Fee
Agreement, which amount is equal to .25% per annum of the principal amount of the Bonds.

   Operating Partnership Loan. As of March 31, 1996, none of the Operating Partnerships had any taxable project loan obligations to OTEF II. No additional project loans were made by OTEF II to the Operating Partnerships during the three-month period ended March 31, 1996, and no such additional project loans are anticipated. On July 28, 1995, the Operating Partnership that owns the Chambrel at Club Hill Senior Living Community paid its project loan in full.

   Reimbursement for Expenses. The General Partners and their affiliates are entitled to be reimbursed for expenses they incur on behalf of OTEF and OTEF II. Total reimbursements to the General Partners and their affiliates for the quarters ended March 31, 1996 and 1995 were $22,900, and $29,700, respectively, for administrative expenses (excluding expenses relating to the 1995 OTEF Restructuring Plan).

   Bond refunding costs. These costs, which are associated with the refunding of the Operating Partnerships' individual Bonds, totaled $310,000 as of December 31, 1995. During 1995, OTEF II paid for such costs on behalf of the Operating Partnerships to facilitate the Bond refunding process. Under the Debt Modification Agreement dated April 12, 1995, the Operating Partnerships are obligated to reimburse OTEF II for up to $1.5 million of such costs. Consequently, these costs totaling $310,000 were classified by OTEF II as receivables from affiliates as of December 31, 1995. In March 1996, these receivables were extinguished through a payment made by the Operating Partnerships from the proceeds of advances made by Oxford in March 1996 (see "Other Sources" below). As of March 31, 1996, OTEF II paid additional Bond refunding costs totaling $2,000 which will be reimbursed by the Operating Partnerships later this year.

Note 5.    Other Events

   Four lawsuits were filed with respect to the 1995 OTEF Restructuring Plan. In general, the complaints allege violations of certain provisions of the securities laws, breach of partnership agreement and breach of fiduciary duty, and seek unspecified monetary damage and various forms of equitable relief. On November 29, 1995, a putative class and derivative action was filed by a BAC Holder in U.S. District Court for the District of Maryland against Oxford Tax Exempt Fund I Corporation and certain affiliates. A similar class action was filed by another BAC Holder on the same date in U.S. District Court for the Northern District of California, and subsequently transferred to the U.S. District Court of Maryland by agreement of the parties for consolidation with the first case. On January 23, 1996 and January 25, 1996, two additional putative class actions were filed by BAC Holders in Circuit Court of Montgomery County, Maryland alleging similar claims against Oxford Tax Exempt Fund, L.P., certain affiliates and officers and directors. These latter two actions have been consolidated. It is anticipated that a motion for a pre-trial order will be filed to coordinate discovery, the effect of rulings and related matters.

   The Managing General Partner believes that these actions are without merit, although it cannot predict the outcome of this litigation. The Managing General Partner intends to vigorously contest and defend against these suits. The Managing General Partner does not believe that these suits will have a material adverse effect on the operations of OTEF II.

- - -----------------------------------------------------------------
Instructions for Investors who wish to reregister or transfer
     OTEF II BACs
- - -----------------------------------------------------------------
  Your OTEF BACs were automatically transferred to OTEF II and no action by you is required in this regard.

   Please follow the instructions below to expedite the reregistration or transfer of ownership of any OTEF II Beneficial Assignee Interests ("BACs") that you may own. Note that no transfers or sales can be effected without the consent of the Managing General Partner and the completion of the proper documents.

  To cover the costs associated with processing transfers, MMS Escrow & Transfer Agency, Inc. ("MMS"), the transfer agent for OTEF II, charges $25 for each transfer of OTEF II BACs between related parties and $50 per seller for each transfer for consideration (sale). The only exception is a transfer to a surviving joint holder of BACs when the other joint holder dies, in which case no fee is charged. MMS will continue to charge $150 for the conversion of a BAC into a limited partner interest.

  To transfer ownership of BACs held in a Merrill Lynch account, please have your Merrill Lynch financial consultant contact Merrill Lynch Partnership Operations in New Jersey at (201) 557-1619 to request the necessary transfer documents. Merrill Lynch Partnership Operations will only accept calls from your financial consultant. YOU MUST HAVE THE PROPER TRANSFER DOCUMENTS FROM MERRILL LYNCH TO EFFECT A TRANSFER. You must have your financial consultant contact Partnership Operations, as OTEF II Investor Services does not send out transfer papers for BACs held in a Merrill Lynch account.

  Investors who no longer hold OTEF II BACs in a Merrill Lynch account should contact Investor Services at (810) 614-4550 or P.O. Box 7090, Troy, Michigan 48007-9921, to obtain transfer documents. YOU MUST OBTAIN THE PROPER TRANSFER DOCUMENTS FROM INVESTOR SERVICES TO EFFECT A TRANSFER OF BACs WHICH YOU HOLD PERSONALLY.

  MMS does not issue paper certificates to investors who take their OTEF II BACs out of their Merrill Lynch accounts. Paper confirmations are issued instead. (Please note that previously-issued OTEF paper certificates are no longer valid. Investors who hold OTEF certificates may retain or discard them, as they choose. It is no longer necessary to return certificates to MMS when transferring ownership interests.)

  If an individual who holds his or her OTEF II BACs directly wishes to redeposit the BACs into a Merrill Lynch account, he or she should send written instructions to Investor Services after the Merrill Lynch account has been opened. OTEF II Investor Services will then instruct Merrill Lynch to deposit the BACs into the account.

  Please remember to notify Investor Services in writing at the address below or by calling (810) 614-4550 in the event you change your mailing address or your financial consultant. We can then continue to provide you and your representative with timely information about your investment in OTEF II.

  The  Quarterly Report on Form 10-Q for the quarter ended  March
  31, 1996, filed with the Securities and Exchange Commission, is available to BAC Holders and may be obtained by writing:


                        Investor Services
          Oxford Tax Exempt Fund II Limited Partnership
                          P.O. Box 7090
                    Troy, Michigan 48007-9921

                         (810) 614-4550