Form 10-Q
period 1996-06-30
OXFORD TAX EXEMPT FUND II LTD PARTNERSHIP
filed 1996-08-14
CIK 793977

==================================================================
                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                     -----------------------

                            FORM 10-Q

(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996   OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

               --------------------------------
               Commission file number:  0-25600
               --------------------------------

            OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP
        (Exact name of registrant as specified in its charter)

         Maryland                              52-1394232
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)


    7200 Wisconsin Avenue, 11th floor, Bethesda, Maryland 20814
      (Address of principal executive offices)     (Zip Code)

                       (301) 654-3100
      (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:
            Beneficial Assignee Interests ("BACs")

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes /X/    NO / /

There is no public trading market for the BACs. Therefore, the BACs had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

Index to Exhibits is found on page 5.
=======================================================================

              OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                              FORM 10-Q

                      PART I-FINANCIAL INFORMATION


Item 1.    Financial Statements.

   The Balance Sheets for Oxford Tax Exempt Fund II Limited Partnership ("Oxford Tax Exempt Fund II," "OTEF II," or the "Partnership") as of June 30, 1996 and December 31, 1995, the Statements of Income for the three- and six-month periods ended June 30, 1996 for OTEF II, one-month period ended June 30, 1995 for OTEF II and two- and five-month periods ended May 31, 1995 for OTEF II's predecessor, Oxford Tax Exempt Fund Limited Partnership, a Maryland limited partnership ("OTEF," "Predecessor," or "OTEF II's predecessor"), the Statement of Partners' Capital as of June 30, 1996, and the Statements of Cash Flows for the six-month period ended June 30, 1996 for OTEF II, and the one- and five-month periods ended June 30, 1995 and May 31, 1995, respectively, for OTEF and the notes thereto, in accordance with generally accepted accounting principles, are incorporated by reference to sequentially numbered pages 15 through 26 of OTEF II's Quarterly Report (Unaudited) dated June 30, 1996, attached hereto as Exhibit 20 (the "Quarterly Report").

   For purposes of clarity, the Managing General Partner has included two additional columns in the Statements of Income representing pro forma information as of June 30, 1995. This pro forma information has been prepared as if: (i) OTEF II had been in existence during the period presented; (ii) OTEF II had acquired the assets of OTEF in exchange for OTEF II BACs on January 1, 1995; and (iii) OTEF II had begun accounting for its investments in the mortgage revenue bonds ("Bonds") on that date under the new accounting method. Under the pro forma presentation, $1 million in Oxford advances, which were made to the Operating Partnerships in December 1994 from the U.S. Treasury strip bond that matured November 15, 1994 and paid to OTEF as additional interest in January 1995, have been excluded, since these payments are nonrecurring in nature. The pro forma presentation reflects the interest paid by the Operating Partnerships from available cash flows without taking into account the effects of the refundings of the Bonds, which the Managing General Partner anticipates will be completed during 1996.

Item 2.    Management's  Discussion  and  Analysis  of  Financial
           Condition  and Results of Operations.

 A discussion of OTEF II's financial condition and results of operations for the six-month period ended June 30, 1996 is incorporated herein by reference to sequentially numbered pages 7 through 14 entitled "Report of Management" included in OTEF II's Quarterly Report (Unaudited).

                    PART II-OTHER INFORMATION

Item 1.    Legal Proceedings.

   Four lawsuits were filed with respect to the 1995 OTEF Restructuring Plan as of June 30, 1996. In general, the complaints allege violations of certain provisions of the securities laws, breach of partnership agreement and breach of fiduciary duty, and seek unspecified monetary damage and various forms of equitable
relief.   On  November 29, 1995, a putative class and  derivative
action was filed by a BAC Holder in U.S. District Court for the District of Maryland against Oxford Tax Exempt Fund I Corporation and certain affiliates. A similar putative class action was filed by another BAC Holder on the same date in U.S. District Court for the Northern District of California, and subsequently transferred to the U.S. District Court of Maryland by agreement
of  the  parties  and  consolidated  with  the  first  case.   On
January 23, 1996 and January 25, 1996, two additional putative class actions were filed by BAC Holders in Circuit Court of Montgomery County, Maryland alleging similar claims against Oxford Tax Exempt Fund, L.P., certain affiliates and officers and
directors.   These  latter  two actions have  been  consolidated.
Another putative class and derivative action was filed by a BAC Holder in Circuit Court of Montgomery County, Maryland on July 3,
1996.   Both  the federal and the state courts have  issued  pre-
trial orders coordinating discovery, the effect of rulings and related matters in these cases.

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

Item 4.   Submission of Matters to a Vote of Security Holders.
   None.

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

Date:  8/14/96    By:  Richard R. Singleton
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



Date:  8/14/96    By:  Leo E. Zickler
      --------         ------------------------------------------
                       Leo E. Zickler
                       Chairman of the Board of Directors and
                       Chief Executive Officer



Date:  8/14/96    By:  Francis P. Lavin
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

     Oxford  Tax  Exempt Fund II Limited Partnership's  Quarterly
     Report   (Unaudited)  dated  June  30,  1996,   follows   on
     sequentially numbered pages 6 through 26 of this report.

(27) Financial Data Schedule.

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                        Quarterly Report
                           (Unaudited)

                          June 30, 1996




















     CONTENTS

     Report of Management
     Balance Sheets
     Statements of Income
     Statement of Partners' Capital
     Statements of Cash Flows
     Notes to Financial Statements
     Instructions for Investors who wish to reregister or transfer OTEF II BACs

- -----------------------------------------------------------------
Report of Management
- -----------------------------------------------------------------

   The following report provides additional information about the financial condition of Oxford Tax Exempt Fund II Limited Partnership ("Oxford Tax Exempt Fund II," "OTEF II," or the "Partnership") as of June 30, 1996, and its results of operations and cash flows for the period then ended. This report and analysis should be read together with the financial statements and related notes thereto and the selected financial data appearing elsewhere in this Quarterly Report.

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

  1995 OTEF Restructuring Plan. Under the terms of the 1995 OTEF Restructuring Plan, on June 1, 1995, OTEF transferred all of its assets, including its portfolio of 15 tax-exempt mortgage revenue bonds ("Bonds"), to OTEF II in exchange for all of the existing beneficial assignee interests ("OTEF II BACs") representing assignments of limited partnership interests in OTEF II, and the agreement of OTEF II to assume all rights, obligations and liabilities of OTEF. On June 30, 1995, OTEF distributed the OTEF II BACs to the holders ("OTEF BAC Holders") of beneficial assignee certificates representing assignments of limited partnership interests in OTEF, who thereby became holders of OTEF II BACs ("OTEF II BAC Holders"). See Note 5 to Financial Statements. The Bonds are secured by mortgages on the ten underlying apartment properties and four senior living properties owned by fourteen limited partnerships (collectively, the "Operating Partnerships"), and which are all controlled by affiliates of the Managing General Partner.

   The business of OTEF II initially consists of holding the assets it acquired from OTEF and consummating the refunding of the Bonds. The Bonds were transferred by OTEF to OTEF II to facilitate refundings of the Bonds and to permit, subject to the approval of the OTEF II BAC Holders, the development of a new business plan. In general, the purpose of the new business plan is: (i) to enable OTEF II to increase its asset base; (ii) to increase its earnings and the level of distributions to the OTEF II BAC Holders; and (iii) to improve the resale value of the OTEF II BACs. Following implementation of the new business plan, OTEF II will also apply for listing of the OTEF II BACs for trading on a national securities exchange or NASDAQ to provide better liquidity and a more efficient trading market for the OTEF II BACs.

- -----------------------------------------------------------------
Report of Management
- -----------------------------------------------------------------

Liquidity and Capital Resources

   Current Position. OTEF II uses the interest payments it receives under the terms of the Bonds to: (i) make distributions to its General Partners and OTEF II BAC Holders; (ii) pay administrative expenses; (iii) pay for costs associated with the development of the 1995 OTEF Restructuring Plan; and (iv) fund reserves. Except as may be required in connection with the 1995 OTEF Restructuring Plan, as discussed below, OTEF II has no commitments for capital expenditures. A distribution for the quarter ended June 30, 1996, in the amount of $3,642,796, or $11.90 per BAC (4.76% per annum on the original $1,000 invested per BAC), will be made on August 14, 1996. This distribution is consistent with the distribution made for the previous five quarters.

   As of June 30, 1996, OTEF II held $11,286,000 in cash and cash equivalents, representing an increase of $1,588,000, or 16.4%, from $9,698,000 in cash and cash equivalents as of December 31, 1995. The increase in OTEF II's cash and cash equivalents is due primarily to increasing interest paid on the Bonds during the six-month period ended June 30, 1996. The increase in OTEF II's cash and cash equivalents was offset by administrative and governance
costs   associated  with  the  development  of  the   1995   OTEF
Restructuring  Plan,  as  discussed  below.   (See   Results   of
Operations-The Partnership's Operations.)

   Bond Refunding Costs. These costs totaled $310,000 as of December 31, 1995. During 1995, OTEF II paid for such costs on behalf of the Operating Partnerships to facilitate the Bond refunding process. Under the Debt Modification Agreement, the Operating Partnerships are obligated to reimburse OTEF II for up to $1.5 million of such costs. Consequently, these costs totaling $310,000 were classified by OTEF II as receivables from affiliates as of December 31, 1995. In March 1996, these receivables were extinguished through a payment made by the Operating Partnerships from the proceeds of advances made by Oxford in March 1996 (see "Other Sources" below). As of June 30, 1996, OTEF II paid additional Bond refunding costs totaling $3,665 which will be reimbursed by the Operating Partnerships later this year.

  Bond Interest. The primary source of cash receipts for OTEF II is tax-exempt interest received from the Operating Partnerships pursuant to their debt service obligations under the Bond documents and interest earned on OTEF II's cash reserves. Under the 1988 OTEF Restructuring Plan (discussed in prior reports), the Bonds and the underlying Mortgage Loans continue to provide for the payment of interest at an aggregate annual rate of up to 16%, consisting of Base Interest and additional Contingent Interest. Base Interest is owed at the rate of 8.25% per annum, but is payable only to the extent funds are available from cash flow and sale or refinance proceeds. Unpaid Base Interest is deferred, with additional interest charged on such deferred

- -----------------------------------------------------------------
Report of Management
- -----------------------------------------------------------------

amounts at the rate of 8.25% per annum, compounded monthly and payable from future cash flow and sale or refinancing proceeds. As of June 30, 1996, the 14 Operating Partnerships had cumulative unpaid Base Interest and interest on unpaid Base Interest of $100.9 million. Under the applicable method of accounting, this unpaid interest was not reflected in the financial statements of OTEF II or OTEF. Under the 1995 OTEF Restructuring Plan, this unpaid interest will be forgiven upon completion of the Bond refundings. The Managing General Partner believes interest payments received from the Operating Partnerships, together with OTEF II's existing cash reserves, should be adequate to fund anticipated expenses and maintain the current level of distributions to the OTEF II BAC Holders.

  Other Sources. The Operating Partnerships have paid additional interest to OTEF and OTEF II, as the case may be, from advances made by Oxford Development Corporation and its affiliates ("Oxford"), pursuant to operating deficit guarantees and obligations under a Yield Maintenance Reserve ("YMR") Agreement. Through June 30, 1996, Oxford had advanced a total of $17.8 million to the Operating Partnerships, which in turn, have used substantially all of these funds to make interest payments on the Bonds. During 1994, Oxford satisfied all of its remaining obligations under the operating deficit guarantees. As of June 30, 1996, the remaining YMR obligations of Oxford and the Operating Partnerships total $2.1 million. As part of the Oxford/NHP transaction purchase price (discussed in prior reports), Oxford received a $1.7 million face amount U.S. Treasury strip bond that matured on August 15, 1995 and will receive an additional $2 million from a U.S. Treasury strip bond that will mature in August 1996. Oxford will satisfy the remaining YMR obligations in conjunction with advancing all of these funds to the Operating Partnerships. In accordance with the 1995 OTEF Restructuring Plan, the Operating Partnerships will use these funds totaling $3.7 million to pay aggregate Bond refunding expenses up to a maximum of $l.5 million and to create reserves with the remaining balance of $2.2 million. Of the $1.7 million U.S. Treasury strip bond that matured on August 15, 1995, Oxford advanced, in the aggregate, $310,000 to the Operating Partnerships in March 1996. The Operating Partnerships, in turn, reimbursed OTEF II $310,000 in March 1996 for costs previously incurred in connection with the refunding of the Bonds. The remaining $1.4 million of the $1.7 million advanced in August
1995 is being held in an interest-bearing account pending a determination as to which Operating Partnerships these funds will be allocated to. The allocation will be based on the Bond refunding costs they incur individually.

   These sources of funds are nonrecurring in nature, and the Managing General Partner anticipates the ability of the Operating Partnerships to make interest payments will, in the future, depend to a greater degree on the operations and performance of the Properties.

- ----------------------------------------------------------------
Report of Management
- ----------------------------------------------------------------

Results of Operations

The Partnership's Operations

  Distributions. Distributions to Partners amounted to $3,642,796 or $11.90 per BAC (4.76% per annum on the original $1,000 invested per BAC) to BAC Holders of Record as of June 30, 1996. This distribution is consistent with the distribution made for the previous five quarters.

    The   Partnership's  Three-Month  Operations.  For  financial
statement purposes, Net Income and Net Income per BAC were $4,390,000 and $14.34, respectively, for the three-month period ended June 30, 1996 for OTEF II under SFAS No. 115. Net Income and Net income per BAC were $1,205,000 and $3.94, respectively, for the one-month period ended June 30, 1995 for OTEF II under SFAS No. 115, and $891,000 and $2.91, respectively, for the two-month period ended May 31, 1995 under the equity method of accounting for OTEF.

   Administrative Expenses. These normal recurring costs of OTEF II, other than governance costs totaling $165,000, totaled $122,000 for the three-month period ended June 30, 1996, compared to $142,000 for the three-month period ended June 30, 1995 for OTEF and OTEF II.

    Governance  Costs.   These  costs,  which  are  included   in
administrative expenses in the Statements of Income, are accounting, legal and consultation costs relating to: (i) the preparation of all disclosure materials to be sent to BAC Holders; (ii) the development of the 1995 OTEF Restructuring Plan; and (iii) legal defense against certain lawsuits described in Note 5 to Financial Statements. Such costs incurred during the three-month period ended June 30, 1996 totaled $165,000. No such costs were incurred as of June 30, 1995.

   Other revenues for the three-month period ended June 30, 1996 relate to the interest income earned on cash accounts held by OTEF II. Other revenues for the three-month period ended June 30, 1995 include interest associated with the repayment of the project loan made to the Operating Partnership that owns the Chambrel at Club Hill Senior Living Property, as well as interest income earned on cash accounts held by OTEF and OTEF II.

  The Partnership's Six-Month Operations. For financial statement purposes, Net Income and Net Income per BAC were $8,463,000 and $27.65, respectively, for the six-month period ended June 30, 1996 for OTEF II under SFAS No. 115. Net Income and Net income per BAC were $1,205,000 and $3.94, respectively, for the one-month period end June 30, 1995 for OTEF II under SFAS No. 115, and $2,277,000 and $7.44, respectively, for the five-month period ended May 31, 1995 under the equity method of accounting for OTEF.

- -----------------------------------------------------------------
Report of Management
- -----------------------------------------------------------------

   Administrative Expenses. These normal recurring costs of OTEF II, other than governance costs totaling $652,000, totaled $249,000 for the six-month period ended June 30, 1996, compared to $262,000 for the six-month period ended June 30, 1995 for OTEF and OTEF II.

    Governance  Costs.   These  costs,  which  are  included   in
administrative expenses in the Statements of Income, are accounting, legal and consultation costs relating to: (i) the preparation of all disclosure materials to be sent to BAC Holders; (ii) the development of the 1995 OTEF Restructuring Plan; and (iii) legal defense against certain lawsuits described in Note 5 to Financial Statements. Such costs incurred during the six-month period ended June 30, 1996 totaled $652,000. No such costs were incurred as of June 30, 1995.

   Other revenues for the six-month period ended June 30, 1996 relate to the interest income earned on cash accounts held by OTEF II. Other revenues for the six-month period ended June 30, 1995 include interest associated with the repayment of the project loan made to the Operating Partnership that owns the Chambrel at Club Hill Senior Living Property, as well as interest income earned on cash accounts held by OTEF and OTEF II.

   BAC Issuance Costs. Costs associated with issuing the OTEF II BACs, in the amount of $1,891,234 as of December 31, 1995, were reclassified for financial statement purposes from deferred costs to a reduction in Partners' Capital during the fourth quarter of 1995. No additional BAC issuance costs were incurred as of June 30, 1996, nor are any expected to be incurred in the future.

   Operating Partnership Loan. As of June 30, 1996, none of the Operating Partnerships had any taxable project loan obligations to OTEF II. No additional project loans were made by OTEF II to the Operating Partnerships during the six-month period ended June 30, 1996, and no such additional project loans are anticipated. On July 28, 1995, the Operating Partnership that owns the Chambrel at Club Hill Senior Living Property paid its project loan in full.

   The Partnership's Pro forma Operations. For purposes of clarity, the Managing General Partner has included two additional columns in the Statements of Income representing pro forma information as of June 30, 1995. This pro forma information has been prepared as if: (i) OTEF II had been in existence during the period presented; (ii) OTEF II had acquired the assets of OTEF in exchange for OTEF II BACs on January 1, 1995; and (iii) OTEF II had begun accounting for its investments in the Bonds on that date under the new accounting method. Under the pro forma presentation, $1 million in Oxford advances, which were made to the Operating Partnerships in December 1994 from the U.S. Treasury strip bond that matured November 15, 1994 and paid to OTEF as additional interest in January 1995, have been excluded,

- -----------------------------------------------------------------
Report of Management
- -----------------------------------------------------------------

since these payments are nonrecurring in nature. The pro forma presentation reflects the interest paid by the Operating Partnerships from available cash flows without taking into account the effects of the refundings of the Bonds, which the Managing General Partner anticipates will be completed during 1996.

   The Partnership's Pro forma Three-Month Operations. For pro forma financial statement purposes, Net Income and Net Income per BAC were $4,390,000 and $14.34, respectively, for the three-month period ended June 30, 1996, compared to $4,197,000 and $13.71, respectively, for the three-month period ended June 30, 1995. The $193,000, or 4.6%, increase for the three-month period ended June 30, 1996, compared to the three-month period ended June 30, 1995, is primarily attributable to improvements in the aggregate operations of the Operating Partnerships and their ability to pay more interest on the Bonds.

   The Partnership's Pro forma Six-Month Operations. For pro forma financial statement purposes, Net Income and Net Income per BAC were $8,463,000 and $27.65, respectively, for the six-month period ended June 30, 1996, compared to $8,049,000 and $26.29, respectively, for the six-month period ended June 30, 1995. The $414,000, or 5.1%, increase for the six-month period ended June 30, 1996, compared to the six-month period ended June 30, 1995 is primarily attributable to improvements in the aggregate operations of the Operating Partnerships and their ability to pay more interest on the Bonds.

The Properties' Operations

   The primary source of funds for the payment of interest on the Bonds is the aggregate net operating income of the Operating
Partnerships. Except with respect to the Ocala and Tidewater partnerships, none of the Operating Partnerships was able to pay fully its Base Interest from operations for the six-month period ended June 30, 1996, and the Managing General Partner anticipates, based on information available to it, that none of the Operating Partnerships will be able to pay all of its respective Base Interest from operations until the related Bond is refunded in accordance with the 1995 OTEF Restructuring Plan. Although the Ocala and Tidewater partnerships are expected to pay fully all of their current Base Interest from operations for 1996, they have accrued unpaid Base Interest and interest on unpaid Base Interest of $7,354,529 and $4,353,770, respectively. The Managing General Partner expects each Operating Partnership to be able to pay currently all of the debt service obligations due under its respective Bond after Bond refunding.

   The operating performance of each of the Properties depends primarily on: (i) occupancy and rental rates; (ii) the amount of rent actually collected; and (iii) the expenditures for property improvements and operating expenses. The occupancy and rental

- -----------------------------------------------------------------
Report of Management
- -----------------------------------------------------------------

rates, in turn, depend on a number of factors, including: (i) the location of a Property in its particular community; (ii) local economic conditions and changes in neighborhood characteristics;
(iii) demand for similar housing; and (iv) competition from existing and future housing complexes in the vicinity of each Property.

Set forth below is a discussion of the Properties which compares their respective operations for the three-month periods ended
June 30, 1996 and 1995.

   The Operating Partnerships reported an aggregate net operating income before property improvements of $5,270,000 for the three-month period ended June 30, 1996, representing an increase of $166,000, or 3.3%, over the aggregate net operating income before property improvements reported for the same period in 1995. In addition, during the three-month period ended June 30, 1996, overall property improvement expenditures were $472,000, representing a decrease of $265,000, or 35.9%, compared to the same period in 1995.

   Senior Living Properties. The Operating Partnerships that own the four Senior Living Properties reported an aggregate net operating income before property improvements of $1,298,000 for the three-month period ended June 30, 1996, representing an increase of $57,000, or 4.6%, over the aggregate net operating income before property improvements reported for the same period in 1995. In addition, during the three-month period ended June 30, 1996, overall property improvement expenditures for the four Senior Living Properties were $109,000, representing a decrease of $47,000, or 30.1%, compared to the same period in 1995.

   Apartment Properties. The Operating Partnerships that own the 10 garden apartments reported an aggregate net operating income before property improvements of $3,972,000 for the three-month period ended June 30, 1996, representing an increase of $110,000, or 2.8%, over the aggregate net operating income before property improvements reported for the same period in 1995. In addition, during the three-month period ended June 30, 1996, overall property improvement expenditures for the 10 garden apartments were $363,000, representing a decrease of $218,000, or 37.5%, compared to the same period in 1995.

Set forth below is a discussion of the Properties which compares their respective operations for the six-month periods ended
June 30, 1996 and 1995.

   The Operating Partnerships reported an aggregate net operating income before property improvements of $10,494,000 for the six-month period ended June 30, 1996, representing an increase of $420,000, or 4.2%, over the aggregate net operating income before property improvements reported for the same period in 1995. In

- -----------------------------------------------------------------
Report of Management
- -----------------------------------------------------------------

addition,  during  the  six-month period  ended  June  30,  1996,
overall   property   improvement  expenditures   were   $881,000,
representing a decrease of $76,000, or 7.9%, compared to the same period in 1995.

   Senior Living Properties. The Operating Partnerships that own the four Senior Living Properties reported an aggregate net operating income before property improvements of $2,718,000 for the six-month period ended June 30, 1996, representing an increase of $342,000, or 14.4%, over the aggregate net operating income before property improvements reported for the same period in 1995. In addition, during the six-month period ended June 30, 1996, overall property improvement expenditures for the four Senior Living Properties were $222,000, representing an increase of $27,000, or 13.8%, compared to the same period in 1995.

   Apartment Properties. The Operating Partnerships that own the 10 garden apartments reported an aggregate net operating income before property improvements of $7,776,000 for the six-month period ended June 30, 1996, representing an increase of $78,000, or 1%, over the aggregate net operating income before property improvements reported for the same period in 1995. In addition, during the six-month period ended June 30, 1996, overall property improvement expenditures for the 10 garden apartments were $659,000, representing a decrease of $103,000, or 13.5%, compared to the same period in 1995.

Summary

   Based upon actual results through June 30, 1996, and the current outlook for the remainder of 1996, the Managing General Partner anticipates there will be sufficient interest payments from the Operating Partnerships to fund anticipated expenses and maintain the current level of distributions to the OTEF II BAC
Holders. The Managing General Partner will reassess the ability to increase the level of distributions on a quarterly basis. Oxford Tax Exempt Fund II Limited Partnership

Oxford Tax Exempt Fund II Limited Partnership
- ----------------------------------------------------------------------------
Balance Sheets (in thousands)
- ----------------------------------------------------------------------------

                                                 June 30, 1996  December 31,
                                                  (Unaudited)      1995
- ----------------------------------------------------------------------------
Assets
  Investments in Bonds                               $164,000    $164,000
  Cash and cash equivalents                            11,286       9,698
  Interest receivable                                      25          26
  Due from affiliates                                       4         310
- ----------------------------------------------------------------------------
        Total Assets                                 $175,315    $174,034
============================================================================
Liabilities and Partners' Capital
   Liabilities
      Accounts payable and accrued expenses          $    596    $    492
      Distributions payable                             3,643       3,643
- ----------------------------------------------------------------------------
        Total Liabilities                               4,239       4,135
- ----------------------------------------------------------------------------
   Partners' Capital
      General Partners                                 (2,377)     (2,400)
      Limited Partners'Interests (Beneficial
        Assignee Interests-299,995 interests
        issued and outstanding)                       162,485     161,331
      Unrealized Gain on Investments                   10,968      10,968
- ----------------------------------------------------------------------------
        Total Partners' Capital                       171,076     169,899
- ----------------------------------------------------------------------------
        Total Liabilities and Partners's Capital     $175,315    $174,034
============================================================================

The accompanying notes are an integral part of these financial statements.


- ----------------------------------------------------------------------------------------------------------------------------
Oxford Tax Exempt Fund II Limited Partnership
Statements of Income (in thousands, except per BAC amounts)
(Unaudited)
- ----------------------------------------------------------------------------------------------------------------------------
                                     Three months ended June 30,                             Six months ended June 30,
                              ------------------------------------            ----------------------------------------------
                                   OTEF II(F4)|         ||                                OTEF II(4)|           ||
                           OTEF II   Pro forma| OTEF II ||  OTEF                 OTEF II  Pro forma |  OTEF II  ||  OTEF
                            Three     Three   |   One   ||   Two                  Six        Six    |    One    ||  Five
                            months    months  |  month  ||  months               months     months  |   month   ||  months
                            ended     ended   |  ended  ||  ended                ended       ended  |   ended   ||  ended
                           June 30,   June 30,| June 30,||  May 31,             June 30,    June 30,|  June 30, ||  May 31,
                             1996      1995   |   1995  ||   1995                 1996        1995  |    1995   ||   1995
- ----------------------------------------------|---------||---------------    -----------------------|-----------||----------
                                              |         ||                                          |           ||
Revenues                                      |         ||                                          |           ||
  Interest on Bonds<F1>    $4,593     $4,244  | $1,264  ||   $   0                $9,195     $8,135 |  $1,264   ||  $    0
  Equity income on                            |         ||                                          |           ||
   investments in Bonds<F2>     0          0  |      0  ||     880                     0          0 |       0   ||   2,305
  Other, primarily                            |         ||                                          |           ||
   interest on short-term                     |         ||                                          |           ||
   investments                 84         95  |     28  ||      66                   169        176 |      28   ||     147
- ----------------------------------------------|---------||--------------     -----------------------|-----------||----------
                            4,677      4,339  |  1,292  ||     946                 9,364      8,311 |   1,292   ||   2,452
Expenses                                      |         ||                                          |           ||
  Administrative expenses     287        142  |     87  ||      55                   901<F3>    262 |      87   ||     175
- ----------------------------------------------|---------||--------------     -----------------------|-----------||----------
Net income                 $4,390     $4,197  | $1,205  ||   $ 891                $8,463     $8,049 |  $1,205   ||  $2,277
==============================================|=========||==============     =======================|===========||==========
Net income allocated to                       |         ||                                          |           ||
  General Partners         $   88     $   84  | $   24  ||   $  18                $  169     $  161 |  $   24   ||  $   45
==============================================|=========||==============     =======================|===========||==========
Net income allocated to                       |         ||                                          |           ||
  BAC Holders              $4,302     $4,113  | $1,181  ||   $ 873                $8,294     $7,888 |  $1,181   ||  $2,232
==============================================|=========||==============     =======================|===========||==========
Net income per BAC         $14.34     $13.71  | $ 3.94  ||   $2.91                $27.65     $26.29 |  $ 3.94   ||  $ 7.44
==============================================|=========||==============     =======================|===========||==========
Distribution per BAC       $11.90     $11.90  | $11.90  ||   $   0                $23.80     $23.80 |  $11.90   ||  $11.90
==============================================|=========||==============     =======================|===========||==========







































<F1>    On  June  1,  1995,  OTEF  II  adopted  the  provisions  of  SFAS  No. 115-Accounting  for  Certain Investments in Debt
        and  Equity  Securities  in connection  with  the transfer of all assets and liabilities  from  OTEF to OTEF II.  Under this  method, payments on  the  Bonds  by  the  Operating Partnerships are treated as interest income.
<F2>    From October 1, 1987 to May 31, 1995, OTEF's investments in the  Bonds were  accounted  for under the equity method, in accordance  with  Financial Release  No.  28  and a notice issued to practitioners, dated  February  10, 1986,  by  the
        Accounting  Standards Executive  Committee,  which  provides guidance  on  accounting  for  real  estate  acquisition,
        development   and  construction  lending arrangements.  Under this method,  OTEF's  investments in  Bonds  were:
        (i) reduced for interest payments (Base Interest) received; (ii)  increased  or  decreased by OTEF's equity,  which  was based  on  its participation  percentages (generally 50%, except when  it  had  outstanding project  advances to an
        Operating Partnership) in the income  or  losses  of the  related  Operating Partnerships; and (iii) written  down  to the  fair value  of the Properties with such fair value representing the present value of the  projected  cash  flows
        from  the  Properties.   Since  OTEF had outstanding  project  loans to certain senior living Operating  Partnerships from  1989 to 1995, OTEF's participation percentages were increased to  100% for these Operating Partnerships during these years.
<F3>    For  the six-month period ended June 30, 1996, administrative expenses also  included $652,000 of governance costs associated with the  accounting, legal  and  consultation fees relating to: (i) the preparation of the proxy to be sent to  BAC  holders;  (ii)  the  development  of  the  1995  OTEF  Restructuring  Plan;  and  (iii) legal defense against certain  lawsuits described in Note 5 to Financial Statements.
<F4>    These pro forma columns have been prepared as if: (i) OTEF II had been in  existence  during the period presented;
        (ii) OTEF II  had  acquired  the assets  of  OTEF in exchange for OTEF II BACs on January 1, 1995; and  (iii) OTEF  II
        had begun accounting for its investments in the Bonds on that  date under  the  new  accounting method.  Under the pro forma  presentation,  $1 million  in  Oxford advances, which were made to the Operating  Partnerships in  December 1994 from the U.S. Treasury strip bond that matured  November 15,  1994 and paid to OTEF as additional interest in January
        1995, have been excluded, since these payments are nonrecurring in nature.

   The accompanying notes are an integral part of these financial statements.


Oxford Tax Exempt Fund II Limited Partnership
- --------------------------------------------------------------------------------
Statement of Partners' Capital (in thousands)
- --------------------------------------------------------------------------------

                                               Limited
                                               Partners'
                                               Interests
                                               ----------
                                               Beneficial  Unrealized
                                     General   Assignee     Gain on
                                     Partners  Interests  Investments   Total
- -------------------------------------------------------------------------------
Balance, December 31, 1995            $(2,400)   $161,331   $10,968   $169,899
- -------------------------------------------------------------------------------
Net income                                169       8,294         0      8,463

Distributions to Partners, including
  $23.80 per BAC                         (146)     (7,140)        0     (7,286)
- -------------------------------------------------------------------------------
Balance, June 30, 1996 (Unaudited)    $(2,377)   $162,485   $10,968   $171,076
===============================================================================

The accompanying notes are an integral part of these financial statements.

Oxford Tax Exempt Fund II Limited Partnership
- -------------------------------------------------------------------------------
Statements of Cash Flows  (in thousands) (Note 3)
(Unaudited)
- -------------------------------------------------------------------------------
                                             OTEF II  |   OTEF II ||   OTEF
                                           Six months | One month || Five months
                                             ended    |   ended   ||   ended
                                            June 30,  |  June 30, ||   May 31,
                                              1996    |    1995   ||    1995
- ------------------------------------------------------|-----------||------------
                                                      |           ||
Operating Activities                                  |           ||
  Net income<F1>                             $ 8,463  |  $ 1,205  ||  $ 2,277
  Adjustments to reconcile net income                 |           ||
    to net cash provided by operating                 |           ||
    activities:                                       |           ||
    Equity income from investments in                 |           ||
    in Bonds<F2>                                   0  |        0  ||   (2,305)
  Changes in assets and liabilities:                  |           ||
    Interest receivable                            1  |       30  ||       (9)
    Due from affiliates                          306  |        0  ||        0
    Accounts payable                             104  |      659  ||       97
- ------------------------------------------------------|-----------||------------
Net cash provided by operating activities      8,874  |    1,894  ||       60
- ------------------------------------------------------|-----------||------------
Investing activities                                  |           ||
  Working capital reserve                          0  |        0  ||    1,518
  Payments received from investments                  |           ||
    in Bonds<F1>                                   0  |        0  ||    7,872
  Project loans                                    0  |      109  ||      411
  Capital contributions                            0  |        1  ||        0
- ------------------------------------------------------|-----------||------------
Net cash provided by investing activities          0  |      110  ||    9,801
- ------------------------------------------------------|-----------||------------
Financing activities                                  |           ||
  Distributions paid to Partners and                  |           ||
    BAC Holders                               (7,286) |        0  ||   (7,087)
  Deferred costs paid                              0  |     (817) ||     (671)
- ------------------------------------------------------|-----------||------------
Net cash used by financing activities         (7,286) |     (817) ||   (7,758)
- ------------------------------------------------------|-----------||------------
Net increase in cash and cash equivalents      1,588  |    1,187  ||    2,103
Cash and cash equivalents, begining of period  9,698  |    9,441  ||    7,338
- ------------------------------------------------------|-----------||------------
Cash and cash equivalents, end of period     $11,286  |  $10,628  ||  $ 9,441
======================================================|===========||============

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

- -----------------------------------------------------------------
Notes to Financial Statements
- -----------------------------------------------------------------

Note 1.  Financial Statements

   The financial statements reflect all adjustments which, in the opinion of the Managing General Partner of Oxford Tax Exempt Fund II Limited Partnership ("Oxford Tax Exempt Fund II," "OTEF II," or the "Partnership"), are necessary to present fairly OTEF II's financial position as of June 30, 1996 and December 31, 1995, the Statements of Income for the three- and six-month periods ended June 30, 1996 for OTEF II, one-month period ended June 30, 1995 for OTEF II and two- and five-month periods ended May 31, 1995 for OTEF II's predecessor, Oxford Tax Exempt Fund Limited Partnership, a Maryland limited partnership ("OTEF," "Predecessor," or "OTEF II's predecessor"), the Statement of Partners' Capital as of June 30, 1996, and the Statements of Cash Flows for the six-month period ended June 30, 1996 for OTEF II, and the one- and five-month periods ended June 30, 1995 and May 31, 1995, respectively, for OTEF and the notes thereto, in accordance with generally accepted accounting principles.

   For purposes of clarity, the Managing General Partner has included two additional columns in the Statements of Income representing pro forma information as of June 30, 1995. This pro forma information has been prepared as if: (i) OTEF II had been in existence during the period presented; (ii) OTEF II had acquired the assets of OTEF in exchange for OTEF II BACs on January 1, 1995; and (iii) OTEF II had begun accounting for its investments in the mortgage revenue bonds ("Bonds") on that date under the new accounting method. Under the pro forma presentation, $1 million in Oxford advances, which were made to the Operating Partnerships in December 1994 from the U.S. Treasury strip bond that matured November 15, 1994 and paid to OTEF as additional interest in January 1995, have been excluded, since these payments are nonrecurring in nature. These statements should be read in conjunction with the audited financial statements and the notes included in the Partnership's Annual Report for the year ended December 31, 1995.

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

  1995 OTEF Restructuring Plan. Under the terms of the 1995 OTEF Restructuring Plan, on June 1, 1995, OTEF transferred all of its assets, including its portfolio of 15 tax-exempt Bonds, to OTEF II in exchange for all of the existing beneficial assignee

- -----------------------------------------------------------------
Notes to Financial Statements
- -----------------------------------------------------------------

interests ("OTEF II BACs") representing assignments of limited partnership interests in OTEF II, and the agreement of OTEF II to assume all rights, obligations and liabilities of OTEF. On June 30, 1995, OTEF distributed the OTEF II BACs to the holders ("OTEF BAC Holders") of beneficial assignee certificates representing assignments of limited partnership interests in OTEF, who thereby became holders of OTEF II BACs ("OTEF II BAC Holders"). See Note 5 to Financial Statements. The Bonds are secured by mortgages on the ten underlying apartment properties and four senior living properties owned by fourteen limited partnerships (collectively, the "Operating Partnerships"), and which are all controlled by affiliates of the Managing General Partner.

   The business of OTEF II initially consists of holding the assets it acquired from OTEF and consummating the refunding of the Bonds. The Bonds were transferred by OTEF to OTEF II to facilitate refundings of the Bonds and to permit, subject to the approval of the OTEF II BAC Holders, the development of a new business plan. In general, the purpose of the new business plan is: (i) to enable OTEF II to increase its asset base; (ii) to increase its earnings and the level of distributions to the OTEF II BAC Holders; and (iii) to improve the resale value of the OTEF II BACs. Following implementation of the new business plan, OTEF II will also apply for listing of the OTEF II BACs for trading on a national securities exchange or NASDAQ to provide better liquidity and a more efficient trading market for the OTEF II BACs.

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

   Investment in Bonds and Change in Accounting Method. As previously reported, on June 1, 1995, the Bonds were transferred from OTEF to OTEF II at their book value of $153 million. The Managing General Partner estimated at December 31, 1995 that the

- -----------------------------------------------------------------
Notes to Financial Statements
- -----------------------------------------------------------------

fair value of the Bonds, in the aggregate, was $164 million and, accordingly, OTEF II recorded a credit to Partners' Capital in an amount equal to approximately $11 million of unrealized gain on investments. As of June 30, 1996, the fair value of the Bonds remained unchanged. The current fair value of the Bonds was determined by the Managing General Partner using the same cash flow methodology applied by a major investment banking firm in connection with structuring advice rendered to OTEF II and its predecessor with respect to the 1995 OTEF Restructuring Plan. In accordance with this methodology, the applicable cash flows are based on certain assumptions concerning the Properties and the markets in which they are located, including the timing and realization of such cash flows.

  In connection with the transfer of the Bonds to OTEF II and the change in the Managing General Partner from Oxford Tax Exempt Fund I Corporation to Oxford Tax Exempt Fund II Corporation,
OTEF  II  adopted  a  new  accounting  method  governed  by   the
provisions of Statement of Financial Accounting Standards No. 115-
"Accounting   for   Certain  Investments  in  Debt   and   Equity
Securities" ("SFAS No. 115"). Under this method, (i) the Bonds are reflected at their current fair value on the face of the Balance Sheet, with cumulative unrealized gains or losses being charged or credited as unrealized gains or losses on investments and included in capital as applicable, rather than reflected in the Statements of Income, and (ii) cash payments on the Bonds received from the Operating Partnerships are treated as interest income on the Bonds.

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

   The change in accounting treatment for financial reporting purposes is technical in nature and does not affect the amount of payments received by OTEF II or the level of distributions to OTEF II BAC Holders. In addition, this change has no effect on the tax-exempt nature of OTEF II's net income or the obligation

- -----------------------------------------------------------------
Notes to Financial Statements
- -----------------------------------------------------------------

of the Operating Partnerships to make all payments due on the Bonds. To permit OTEF II BAC Holders to evaluate the results of operations of OTEF II, as reported under the new accounting method, the Managing General Partner has included two additional columns in the Statements of Income which reflect the operations of OTEF II as if: (i) OTEF II had been in existence during the period presented; (ii) OTEF II had acquired the assets of OTEF in exchange for OTEF II BACs on January 1, 1995; and (iii) OTEF II had begun accounting for its investments in the Bonds on that date under the new accounting method. Under the pro forma presentation, $1 million in Oxford advances, which were made to the Operating Partnerships in December 1994 from the U.S. Treasury strip bond that matured November 15, 1994 and paid to OTEF as additional interest in January 1995, have been excluded, since these payments are nonrecurring in nature.

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

   Statements of Cash Flows. The Statements of Cash Flows are intended to reflect only cash receipts and cash payment activity. The statements do not reflect investing and financing activity that affect recognized assets or liabilities that do not result in cash receipts or cash payments. This non-cash activity consists of distributions payable to Partners and OTEF II BAC Holders of $3,642,796 at June 30, 1996 and June 30, 1995.

   Cash and cash equivalents. Cash and cash equivalents consist of all demand deposits and tax-exempt money market funds stated at cost, which approximates market value with original maturities of three months or less.

    Governance  costs.   These  costs,  which  are  included   in
administrative expenses in the Statements of Income, are accounting, legal and consultation costs relating to: (i) the preparation of all disclosure materials to be sent to BAC Holders; (ii) the development of the 1995 OTEF Restructuring Plan; and (iii) legal defense against certain lawsuits described in Note 5 to Financial Statements. Such costs incurred during the six-month period ended June 30, 1996 totaled $652,000. No such costs were incurred as of June 30, 1995.

- ----------------------------------------------------------------
Notes to Financial Statements
- ----------------------------------------------------------------

  BAC Issuance Costs. Costs associated with issuing the OTEF II BACs, in the amount of $1,891,234 as of December 31, 1995, were reclassified for financial statement purposes from deferred costs to a reduction in Partners' Capital during the fourth quarter of 1995. Such deferred costs paid as of June 30, 1995 totaled $817,000. No additional BAC issuance costs were incurred as of June 30, 1996, nor are any expected to be incurred in the future.

Note 4.  Related Party Transactions

   Interests in OTEF II and the Operating Partnerships. The General Partners own interests in OTEF II that entitle them to receive a share of OTEF II cash flow and possibly of sale, refinancing and liquidation proceeds. The percentage interests of the General Partners in OTEF II are the same as the percentage interests of the General Partners in OTEF. Distributions to the General Partners for the quarters ended June 30, 1996 and 1995 totaled $72,856 for each period.

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

   Compensation and Fees. For the six-month periods ended June 30, 1996 and 1995, the Operating Partnerships paid total property and asset management fees of $1,149,410 and $1,102,134, respectively. The increase of $47,276, or 4.3%, between the two periods is due to improved operating revenues of the Operating Partnerships for the six-month period ended June 30, 1996. During the six-month periods ended June 30, 1996 and 1995, the Operating Partnerships also paid ORFG, in the aggregate, $348,368 of fees pursuant to the OTEF Restructuring Plan Administration/Asset Management Fee Agreement, which amount is equal to .25% per annum of the principal amount of the Bonds.

   Operating Partnership Loans. As of June 30, 1996, none of the Operating Partnerships had any taxable project loan obligations to OTEF II. No additional project loans were made by OTEF II to the Operating Partnerships during the six-month period ended June 30, 1996, and no such additional project loans are anticipated. On July 28, 1995, the Operating Partnership that owns the Chambrel at Club Hill Senior Living Property paid its project loan in full.

   Reimbursement for Expenses. The General Partners and their affiliates are entitled to be reimbursed for expenses they incur

- -----------------------------------------------------------------
Notes to Financial Statements
- -----------------------------------------------------------------

on behalf of OTEF II. Total reimbursements to the General Partners and their affiliates for the quarters ended June 30, 1996 and 1995 were $37,251, and $56,873, respectively, for administrative expenses (excluding expenses relating to the 1995 OTEF Restructuring Plan).

   Bond refunding costs. These costs totaled $310,000 as of December 31, 1995. During 1995, OTEF II paid for such costs on behalf of the Operating Partnerships to facilitate the Bond refunding process. Under the Debt Modification Agreement, the Operating Partnerships are obligated to reimburse OTEF II for up to $1.5 million of such costs. Consequently, these costs totaling $310,000 were classified by OTEF II as receivables from affiliates as of December 31, 1995. In March 1996, these receivables were extinguished through a payment made by the Operating Partnerships from the proceeds of advances made by Oxford in March 1996. As of June 30, 1996, OTEF II paid additional Bond refunding costs totaling $3,665 which will be reimbursed by the Operating Partnerships later this year.

Note 5.  Other Events

   Four lawsuits were filed with respect to the 1995 OTEF Restructuring Plan as of June 30, 1996. In general,the complaints allege violations of certain provisions of the securities laws, breach of partnership agreement and breach of fiduciary duty, and seek unspecified monetary damage and various forms of equitable relief. On November 29, 1995, a putative class and derivative action was filed by a BAC Holder in U.S. District Court for the District of Maryland against Oxford Tax Exempt Fund I Corporation and certain affiliates. A similar putative class action was filed by another BAC Holder on the same date in U.S. District Court for the Northern District of California, and subsequently transferred to the U.S. District Court of Maryland by agreement of the parties and consolidated with the first case. On January 23, 1996 and January 25, 1996, two additional putative class actions were filed by BAC Holders in Circuit Court of Montgomery County, Maryland alleging similar claims against Oxford Tax Exempt Fund, L.P., certain affiliates and officers and directors. These latter two actions have been consolidated. Another putative class and derivative action was filed by a BAC Holder in Circuit Court of Montgomery County, Maryland on July 3, 1996. Both the federal and the state courts have issued pre-trial orders coordinating discovery, the effect of rulings and related matters in these cases.

   The Managing General Partner believes that these actions are without merit, although it cannot predict the outcome of this litigation. The Managing General Partner intends to vigorously contest and defend against these suits. The Managing General Partner does not believe that these suits will have a material adverse effect on the operations of OTEF II.

- -----------------------------------------------------------------
Instructions for Investors who wish to reregister or transfer
  OTEF II BACs
- -----------------------------------------------------------------

  Your OTEF BACs were automatically transferred to OTEF II and no action by you is required in this regard.

  Please   follow  the  instructions  below  to   expedite   the
reregistration or transfer of ownership of any Oxford Tax Exempt Fund II Limited Partnership ("OTEF II") Beneficial Assignee Interests ("BACs") that you may own. Note that no transfers or sales can be effected without the consent of the Managing General Partner and the completion of the proper documents.


  To cover the costs associated with processing transfers, MMS Escrow & Transfer Agency, Inc. ("MMS"), the transfer agent for OTEF II, charges $25 for each transfer of OTEF II BACs between related parties, and $50 per seller for each transfer for consideration (sale). The only exception is a transfer to a surviving joint holder of BACs when the other joint holder dies, in which case no fee is charged. MMS will continue to charge $150 for the conversion of a BAC into a limited partner interest.

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

  Investors who no longer hold OTEF II BACs in a Merrill Lynch account should contact OTEF II Investor Services at (810) 614-4550 or P.O. Box 7090, Troy, Michigan 48007-9921, to obtain transfer documents. YOU MUST OBTAIN THE PROPER TRANSFER DOCUMENTS FROM OTEF II INVESTOR SERVICES TO EFFECT A TRANSFER OF BACs WHICH YOU HOLD PERSONALLY.

  MMS does not issue paper certificates to investors who take their OTEF II BACs out of their Merrill Lynch accounts. Paper confirmations are issued instead. (Please note that previously issued OTEF paper certificates are no longer valid. Investors who hold OTEF certificates may retain or discard them, as they choose. It is no longer necessary to return certificates to MMS when transferring ownership interests.)

  If an individual who holds his or her OTEF II BACs directly wishes to redeposit the BACs into a Merrill Lynch account, he or she should send written instructions to OTEF II Investor Services after the Merrill Lynch account has been opened. OTEF II Investor Services will then instruct Merrill Lynch to deposit the BACs into the account.

  Please remember to notify OTEF II Investor Services in writing at the address below or by calling (810) 614-4550 in the event you change your mailing address or your financial consultant. We can then continue to provide you and your representative with timely information about your investment in OTEF II.

  The  Quarterly  Report  on  Form 10-Q  for  the  quarter  ended
  June   30,   1996,  filed  with  the  Securities  and  Exchange
  Commission, is available to BAC Holders and may be obtained by writing:

                        Investor Services
          Oxford Tax Exempt Fund II Limited Partnership
                          P.O. Box 7090
                    Troy, Michigan 48007-9921

                           (810) 614-4550