Form 10-Q
period 1996-09-30
OXFORD TAX EXEMPT FUND II LTD PARTNERSHIP
filed 1996-11-08
CIK 793977

=================================================================
                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                     -----------------------
                            FORM 10-Q

(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------
                               OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

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

                          (301) 654-3100
       Registrant's telephone number, including area code

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

                            FORM 10-Q

                  PART I-FINANCIAL INFORMATION

Item 1.     Financial Statements.

   The Balance Sheets for Oxford Tax Exempt Fund II Limited Partnership ("Oxford Tax Exempt Fund II," "OTEF II," or the "Partnership") as of September 30, 1996 and December 31, 1995, the Statements of Income for the three- and nine-month periods ended September 30, 1996, the three- and four-month periods ended September 30, 1995 for OTEF II and five-month period ended May 31, 1995 for OTEF II's predecessor, Oxford Tax Exempt Fund Limited Partnership, a Maryland limited partnership ("OTEF," "predecessor," or "OTEF II's predecessor"), the Statement of Partners' Capital as of September 30, 1996, and the Statements of Cash Flows for the nine-month period ended September 30, 1996, and the four-month period ended September 30, 1995 for OTEF II, and the five-month period ended May 31, 1995 for OTEF, and the notes thereto, in accordance with generally accepted accounting principles, are incorporated by reference to sequentially numbered pages 15 through 27 of OTEF II's Quarterly Report (Unaudited) dated September 30, 1996, attached hereto as Exhibit 20 (the "Quarterly Report").

   For purposes of clarity, the Managing General Partner has included an additional column in the Statements of Income and the Statements of Cash Flows representing pro forma information for the nine-month period ended September 30, 1995. This pro forma information has been prepared as if: (i) OTEF II had been in existence during the period presented; (ii) OTEF II had acquired the assets of OTEF in exchange for OTEF II BACs on January 1, 1995; and (iii) OTEF II had begun accounting for its investments in the mortgage revenue bonds ("Bonds") on that date under the new accounting method. Under the pro forma presentation, $1 million in Oxford advances, which were made to the Operating Partnerships in December 1994 from the U.S. Treasury strip bond that matured November 15, 1994 and paid to OTEF as additional interest in January 1995, have been excluded from the Statements of Income and the Statements of Cash Flows since these payments are nonrecurring in nature. The pro forma presentation reflects the interest paid by the Operating Partnerships from available cash flows without taking into account the effects of the refunding of the Bonds, which the Managing General Partner anticipates will be completed during 1996. These statements should be read in conjunction with the audited financial statements and the notes included in the Partnership's Annual Report for the year ended December 31, 1995.

Item 2.     Management's  Discussion  and  Analysis  of Financial
            Condition and Results of Operations.

   A discussion of OTEF II's financial condition and results of operations for the three- and nine-month periods ended September 30, 1996 is incorporated herein by reference to sequentially numbered pages 7 through 14, entitled "Report of Management," included in OTEF II's Quarterly Report (Unaudited).

                    PART II-OTHER INFORMATION

Item 1.     Legal Proceedings.

   Five lawsuits were filed with respect to the 1995 OTEF Restructuring Plan as of September 30, 1996. In general, the complaints allege violations of certain provisions of the securities laws, breach of partnership agreement and breach of fiduciary duty, and seek unspecified monetary damage and various forms of equitable relief. On November 29, 1995, a putative class and derivative action was filed by a BAC Holder in U.S. District Court for the District of Maryland against Oxford Tax Exempt Fund I Corporation and certain affiliates. A similar putative class action was filed by another BAC Holder on the same date in U.S. District Court for the Northern District of California, and subsequently transferred to the U.S. District Court of Maryland by agreement of the parties and consolidated with the first case. On January 23, 1996 and January 25, 1996, two additional putative class actions were filed by BAC Holders in the Circuit Court of Montgomery County, Maryland, alleging similar claims against Oxford Tax Exempt Fund, L.P., certain affiliates and officers and directors. These latter two actions have been consolidated. Another putative class and derivative action was filed by a BAC Holder in the Circuit Court of Montgomery County, Maryland on July 3, 1996. Both the federal and the state courts have issued pretrial orders coordinating discovery, the effect of rulings and related matters in these cases.

   The Managing General Partner believes that these actions are without merit, although it cannot predict the outcome of this litigation. The Managing General Partner does not believe that these suits will have a material adverse effect on the operations of OTEF II. However, after considering the expense and time involved with, and the uncertainties regarding the outcome of, such complex litigation, the Managing General Partner has determined that it is in the best interests of OTEF II and the OTEF II BAC Holders to agree to a settlement of this litigation. The parties expect to file with the United States District Court for the District of Maryland ("Court") a stipulation of settlement that will resolve all pending litigation. A notice of the proposed settlement, that will describe the settlement in detail, will be mailed to the OTEF II BAC Holders shortly following a preliminary approval hearing before the Court which is currently anticipated to occur later this month.

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

                  Oxford Tax Exempt Fund II Limited Partnership

                  By:  Oxford Tax Exempt Fund II Corporation
                       Managing General Partner of the Registrant


Date:  11/7/96    By:  /s/ Richard R. Singleton
       -------         ------------------------------------------
                       Richard R. Singleton
                       Senior Vice President and
                          Chief Financial Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  11/7/96    By:  /s/ Leo E. Zickler
       -------         ------------------------------------------
                       Leo E. Zickler
                       Chairman of the Board of Directors and
                          Chief Executive Officer



Date:  11/7/96    By:  /s/ Francis P. Lavin
       -------         ------------------------------------------
                       Francis P. Lavin
                       Director and President

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-Q

                          EXHIBIT INDEX

(Listed according to the number assigned in the Exhibit Table in Item 601 of Regulation S-K.)

(20) Report furnished to security holders.

     Oxford  Tax  Exempt Fund II Limited Partnership's  Quarterly
     Report (Unaudited) dated September 30, 1996, follows on sequentially numbered pages 6 through 29 of this report.

(27) Financial Data Schedule.

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                        Quarterly Report
                           (Unaudited)

                       September 30, 1996





















     CONTENTS

     Report of Management
     Balance Sheets
     Statements of Income
     Statement of Partners' Capital
     Statements of Cash Flows
     Notes to Financial Statements
     Instructions for Investors who wish to reregister or transfer OTEF II BACs

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

   The following report provides additional information about the financial condition of Oxford Tax Exempt Fund II Limited Partnership ("Oxford Tax Exempt Fund II," "OTEF II," or the "Partnership") as of September 30, 1996, and its results of operations and cash flows for the period then ended. This report and analysis should be read together with the financial statements and related notes thereto and the selected financial data appearing elsewhere in this Quarterly Report.

Recent Developments

   As previously discussed, the managing general partners of OTEF II (the "Managing General Partner") and Oxford Tax Exempt Fund Limited Partnership, a Maryland limited partnership ("OTEF," "predecessor," or "OTEF II's predecessor"), adopted and have taken significant steps to consummate a plan (the "1995 OTEF Restructuring Plan") to restructure OTEF. We will keep you apprised in future reports.

   1995 OTEF Restructuring Plan. Under the terms of the 1995 OTEF Restructuring Plan, on June 1, 1995, OTEF transferred all of its assets, including its portfolio of 15 tax-exempt mortgage revenue bonds ("Bonds"), to OTEF II in exchange for all of the existing beneficial assignee interests ("OTEF II BACs") representing assignments of limited partnership interests in OTEF II, and the agreement of OTEF II to assume all rights, obligations and liabilities of OTEF. On June 30, 1995, OTEF distributed the OTEF II BACs to the holders ("OTEF BAC Holders") of beneficial assignee certificates representing assignments of limited partnership interests in OTEF, who thereby became holders of OTEF II BACs ("OTEF II BAC Holders"). (See Note 5 to Financial Statements.) The Bonds are collateralized by mortgages on the 10 underlying apartment properties and four senior living properties which are owned by 14 limited partnerships (collectively, the "Operating Partnerships"), all of which are all controlled by affiliates of the Managing General Partner. Pursuant to the 1995 OTEF Restructuring Plan, the Managing General Partner currently is completing the refunding of the Bonds.

   The business of OTEF II initially consists of holding the assets it acquired from OTEF and consummating the refunding of the Bonds. The Bonds were transferred by OTEF to OTEF II to facilitate refunding of the Bonds and to permit the development of a new business plan. In general, the purpose of the new business plan is: (i) to enable OTEF II to increase its asset base; (ii) to increase its earnings and the level of distributions to the OTEF II BAC Holders; and (iii) to improve the resale value of the OTEF II BACs. Following implementation of the new business plan, OTEF II will also apply for listing of the OTEF II BACs for trading on a national securities exchange or NASDAQ to provide better liquidity and a more efficient trading market for the OTEF II BACs.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

Liquidity and Capital Resources

   Current Position. OTEF II uses the interest payments it receives under the terms of the Bonds to: (i) make distributions to its General Partners and OTEF II BAC Holders; (ii) pay administrative expenses; (iii) pay for costs associated with the development of the 1995 OTEF Restructuring Plan; and (iv) fund reserves. OTEF II has no commitments for capital or other expenditures, except as may be required in connection with the 1995 OTEF Restructuring Plan as discussed below and expenditures that may be incurred in connection with the settlement of the lawsuits described in Note 5 to the Financial Statements. A distribution for the quarter ended September 30, 1996, in the amount of $3,643,000, or $11.90 per BAC (4.76%
per annum on the original $1,000 invested per BAC), will be made on November 14, 1996.

   As of September 30, 1996, OTEF II held $12,019,000 in cash and cash equivalents, representing an increase of $2,321,000, or
23.9%, from $9,698,000 in cash and cash equivalents as of December 31, 1995. The increase in OTEF II's cash and cash equivalents is due primarily to increasing interest paid on the Bonds during the nine-month period ended September 30, 1996. The increase in OTEF II's cash and cash equivalents was offset by administrative and governance costs associated with the development of the 1995 OTEF Restructuring Plan. (See Results of Operations-The Partnership's Operations.)

   Bond Refunding Costs. These costs totaled $310,000 as of December 31, 1995. During 1995, OTEF II paid for such costs on behalf of the Operating Partnerships to facilitate the Bond refunding process. Under the Amended and Restated Debt Modification Agreement, the Operating Partnerships are obligated to reimburse OTEF II for up to $1.5 million of such costs. To the extent the actual costs exceed this amount, the Operating Partnerships will use any of their available cash sources to cover the excess, which in certain cases may reduce the amount of interest paid to OTEF II, or OTEF II will fund the expenses from its existing reserves. Consequently, these costs totaling $310,000 were classified by OTEF II as receivables from affiliates as of December 31, 1995. In March 1996, these receivables were extinguished through a payment made to OTEF II by the Operating Partnerships from the proceeds of advances made by Oxford Development Corporation and its affiliates ("Oxford"). In September 1996, Oxford paid additional Bond refunding costs on behalf of certain Operating Partnerships totaling $21,000, which represent Oxford Advances to the applicable Operating Partnerships. (See "Other Sources" below.)

   Bond Interest. The primary source of cash receipts for OTEF II is tax-exempt interest received from the Operating Partnerships pursuant to their debt service obligations under the Bond documents and interest earned on OTEF II's cash reserves. Under the 1988 OTEF Restructuring Plan (discussed in prior reports), the Bonds and the underlying Mortgage Loans continue to provide

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------
for the payment of interest at an aggregate annual rate of up to 16%, consisting of Base Interest and additional Contingent Interest. Base Interest is owed at the rate of 8.25% per annum, but is payable only to the extent funds are available from cash flow and sale or refinance proceeds. Unpaid Base Interest is deferred, with additional interest charged on such deferred amounts at the rate of 8.25% per annum, compounded monthly and payable from future cash flow and sale or refinancing proceeds. As of September 30, 1996, the 14 Operating Partnerships had cumulative unpaid Base Interest and interest on unpaid Base Interest of $104 million. Under the applicable method of accounting, this unpaid interest was not reflected in the financial statements of OTEF II or OTEF. Under the 1995 OTEF Restructuring Plan, this unpaid interest will be forgiven upon completion of the Bond refunding. The Managing General Partner believes interest payments received from the Operating
Partnerships, together with OTEF II's existing cash reserves, should be adequate to fund anticipated expenses and maintain the current level of distributions to the OTEF II BAC Holders.

  Other Sources. The Operating Partnerships have paid additional base interest to OTEF II and OTEF, as the case may be, from advances made by Oxford, pursuant to operating deficit guarantees and obligations under a Yield Maintenance Reserve ("YMR") Agreement, as amended. Through September 30, 1996, Oxford had advanced a total of $17.8 million to the Operating Partnerships, which in turn, have used substantially all of these funds to make interest payments on the Bonds. During 1994, Oxford satisfied all of its remaining obligations under the operating deficit guarantees. As of September 30, 1996, the remaining YMR obligations of Oxford and the Operating Partnerships totaled $2 million. As part of the Oxford/NHP transaction purchase price (discussed in prior reports), Oxford received a $1.7 million face amount U.S. Treasury strip bond that matured in August 1995 and an additional $2 million face amount U.S. Treasury strip bond that matured in August 1996. Oxford will satisfy the $2 million of remaining YMR obligations either by advancing these funds to the Operating Partnerships or by paying for their Bond refunding expenses and recording such payments as advances to the applicable Operating Partnerships. From the $1.7 million U.S. Treasury strip bond that matured on August 15, 1995, Oxford advanced, in the aggregate, $310,000 to certain Operating Partnerships in March 1996 and paid additional Bond refunding costs totaling $21,000 on behalf of certain Operating Partnerships in September 1996. Certain Operating Partnerships, in turn, reimbursed OTEF II $310,000 in March 1996 for costs previously incurred in connection with the refunding of the Bonds. The remaining $1.4 million of the $1.7 million Treasury strip bond received in August 1995, as well as the $2 million Treasury strip bond received in August 1996, is being held in an interest-bearing account pending a determination as to which Operating Partnerships these funds should be allocated, which will be based on their individual Bond refunding costs and their individual reserve requirements, or upon the completion of Oxford's paying Bond refunding expenses on behalf of the Operating Partnerships.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

   These sources of funds are nonrecurring in nature, and therefore, the ability of the Operating Partnerships to make interest payments will, in the future, depend to a greater degree on the operations and performance of the Properties.

Results of Operations

The Partnership's Operations

  Distributions. Distributions to Partners amounted to $3,643,000 or $11.90 per BAC (4.76% per annum on the original $1,000 invested per BAC) to BAC Holders of record as of September 30, 1996. This distribution is consistent with the distribution made for the previous six quarters. The Managing General Partner anticipates that the amount of the quarterly distribution will be increased following implementation of the new business plan.

   The   Partnership's  Three-Month   Operations.  For  financial
statement purposes, Net Income and Net Income per BAC were $4,237,000 and $13.84, respectively, for the three-month period ended September 30, 1996, and $3,983,000 and $13.01, respectively, for the three-month period ended September 30, 1995.

   Administrative Expenses. These normal recurring costs of OTEF II, other than the governance costs discussed below, totaled $330,000 for the three-month period ended September 30, 1996, compared to $126,000 for the three-month period ended September 30, 1995. The increase is primarily attributable to an increase in legal fees relating to the general operations of OTEF II.

   Governance  Costs.   These   costs,  which  are  included   in
administrative expenses in the Statements of Income for the three-month period ended September 30, 1996, are accounting, legal and consultation costs primarily relating to: (i) the development of the 1995 OTEF Restructuring Plan; and (ii) legal defense against certain lawsuits described in Note 5 to Financial Statements.
Such   costs  incurred  during  the  three-month  periods   ended
September  30,  1996  and  1995 totaled  $204,000  and  $754,000,
respectively.   As  of  September  30,  1995,  these  costs  were
included in deferred costs on the balance sheet and reclassified to governance costs during the fourth quarter of 1995. Deferred costs as of September 30, 1995 totaled $2,645,000 and included $754,000 of governance costs and $1,891,000 of BAC Issuance
Costs.   (See BAC Issuance Costs below.)  Beginning in the fourth
quarter   of   1995,  governance  costs  have  been  consistently
presented as administrative expenses and the BAC Issuance Costs have been reclassified for financial statement purposes as a reduction in Partners' Capital.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

   Other revenues for the three-month period ended September 30, 1996 relate to the interest income earned on cash accounts held by OTEF II. Other revenues for the three-month period ended September 30, 1995 include interest associated with the repayment of the project loan made to the Operating Partnership that owns the Chambrel at Club Hill Senior Living Property, as well as interest income earned on cash accounts held by OTEF II.

   The Partnership's Nine-Month Operations. For financial statement purposes, Net Income and Net Income per BAC were $12,700,000 and $41.49, respectively, for the nine-month period ended September 30, 1996 for OTEF II. Net Income and Net Income per BAC were $5,188,000 and $16.95, respectively, for the four-month period ended September 30, 1995 for OTEF II under SFAS No. 115, and $2,277,000 and $7.44, respectively, for the five-month period ended May 31, 1995 under the equity method of accounting for OTEF.

   Administrative Expenses. These normal recurring costs of OTEF II, other than governance costs discussed below, totaled $579,000 for the nine-month period ended September 30, 1996, compared to $388,000 for the nine-month period ended
September  30,  1995  for  OTEF II and  OTEF.   The  increase  is
primarily attributable to an increase in legal fees relating to the general operations of OTEF II.

   Governance Costs. These costs, which are included in administrative expenses in the Statements of Income for the nine-month period ended September 30, 1996, are accounting, legal and consultation costs primarily relating to: (i) the development of the 1995 OTEF Restructuring Plan; and (ii) legal defense against certain lawsuits described in Note 5 to Financial Statements. Such costs incurred during the nine-month periods ended September 30, 1996 and 1995 totaled $856,000 and $754,000, respectively. As of September 30, 1995, these costs were included in deferred costs on the balance sheet and reclassified to governance costs during the fourth quarter of 1995. Deferred costs as of September 30, 1995 totaled $2,645,000 and included $754,000 of governance costs and $1,891,000 of BAC Issuance Costs. (See BAC Issuance Costs below.) Beginning in the fourth quarter of 1995, governance costs have been consistently presented as administrative expenses and the BAC Issuance Costs have been reclassified for financial statement purposes as a reduction in Partners' Capital.

   Other revenues for the nine-month period ended September 30, 1996 relate to the interest income earned on cash accounts held by OTEF II. Other revenues for the nine-month period ended September 30, 1995 include interest associated with the repayment of the project loan made to the Operating Partnership that owns the Chambrel at Club Hill Senior Living Property, as well as interest income earned on cash accounts held by OTEF and OTEF II.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

   BAC Issuance Costs. Costs associated with issuing the OTEF II BACs, in the amount of $1,891,000 as of December 31, 1995, were reclassified for financial statement purposes from deferred costs to a reduction in Partners' Capital during the fourth quarter of 1995. No additional BAC issuance costs were incurred as of September 30, 1996, nor are any expected to be incurred in the future.

   The Partnership's Pro forma Operations. For purposes of clarity, the Managing General Partner has included an additional column in the Statements of Income and the Statements of Cash Flows representing pro forma information for the nine-month period ended September 30, 1995. This pro forma information has been prepared as if: (i) OTEF II had been in existence during the period presented; (ii) OTEF II had acquired the assets of OTEF in exchange for OTEF II BACs on January 1, 1995; and (iii) OTEF II had begun accounting for its investments in the Bonds on that date under the new accounting method. Under the pro forma presentation, $1 million in Oxford advances, which were made to the Operating Partnerships in December 1994 from the U.S. Treasury strip bond that matured November 15, 1994 and paid to OTEF as additional interest in January 1995, have been excluded from the Statements of Income and the Statements of Cash Flows since these payments are nonrecurring in nature. The pro forma presentation reflects the interest paid by the Operating Partnerships from available cash flows without taking into account the effects of the refunding of the Bonds, which the Managing General Partner anticipates will be completed during 1996.

   The Partnership's Pro forma Nine-Month Operations. For pro forma financial statement purposes, Net Income and Net Income per BAC were $12,700,000 and $41.49, respectively, for the nine-month period ended September 30, 1996, compared to $12,032,000 and $39.31, respectively, for the nine-month period ended September 30, 1995. The $668,000, or 5.6%, increase for the nine-month period ended September 30, 1996, compared to the nine-month period ended September 30, 1995, is primarily attributable to improvements in the aggregate operations of the Operating Partnerships and their ability to pay more interest on the Bonds.

The Properties' Operations

   The primary source of funds for the payment of interest on the Bonds is the aggregate net operating income of the Operating
Partnerships. Except with respect to the Ocala and Tidewater partnerships, none of the Operating Partnerships was able to pay fully its current Base Interest from operations for the nine-month period ended September 30, 1996, and the Managing General Partner anticipates, based on information available to it, that none of the remaining Operating Partnerships will be able to pay all of its respective Base Interest from operations until the related Bond is refunded in accordance with the 1995 OTEF Restructuring Plan. Although the Ocala and Tidewater partnerships are expected to pay fully all of their current Base

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

Interest from operations for 1996, they have accrued unpaid Base Interest and interest on unpaid Base Interest of $7,518,000 and $4,437,000, respectively. Based on the current and anticipated performance of the Properties, the Managing General Partner expects each Operating Partnership to meet its payment obligations once the Bonds are refunded.

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

Set forth below is a discussion of the Properties which compares their respective operations for the three-month periods ended
September 30, 1996 and 1995.

   The Operating Partnerships reported an aggregate net operating income before property improvements of $5,538,000 for the three-month period ended September 30, 1996, representing an increase of $82,000, or 1.5%, from the aggregate net operating income before property improvements reported for the same period in 1995. In addition, during the three-month period ended September 30, 1996, overall property improvement expenditures were $802,000, representing a decrease of $106,000, or 11.7%, compared to the same period in 1995.

   Senior Living Properties. The Operating Partnerships that own the four Senior Living Properties reported an aggregate net operating income before property improvements of $1,493,000 for the three-month period ended September 30, 1996, representing an increase of $137,000, or 10.1%, from the aggregate net operating income before property improvements reported for the same period in 1995. In addition, during the three-month period ended September 30, 1996, overall property improvement expenditures for the four Senior Living Properties were $225,000, representing an increase of $10,000, or 4.6%, compared to the same period in 1995.

   Apartment Properties. The Operating Partnerships that own the 10 garden apartments reported an aggregate net operating income before property improvements of $4,045,000 for the three-month period ended September 30, 1996, representing a decrease of $55,000, or 1.4%, from the aggregate net operating income before property improvements reported for the same period in 1995. In addition, during the three-month period ended September 30, 1996, overall property improvement expenditures for the 10 garden apartments were $577,000, representing a decrease of $116,000, or 16.8%, compared to the same period in 1995.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

Set forth below is a discussion of the Properties which compares their respective operations for the nine-month periods ended
September 30, 1996 and 1995.

   The Operating Partnerships reported an aggregate net operating income before property improvements of $16,032,000 for the nine-month period ended September 30, 1996, representing an increase of $501,000, or 3.2%, from the aggregate net operating income before property improvements reported for the same period in 1995. In addition, during the nine-month period ended September 30, 1996, overall property improvement expenditures were $1,683,000, representing a decrease of $182,000, or 9.8%, compared to the same period in 1995.

   Senior Living Properties. The Operating Partnerships that own the four Senior Living Properties reported an aggregate net operating income before property improvements of $4,211,000 for the nine-month period ended September 30, 1996, representing an increase of $479,000, or 12.8%, from the aggregate net operating income before property improvements reported for the same period in 1995. In addition, during the nine-month period ended September 30, 1996, overall property improvement expenditures for the four Senior Living Properties were $447,000, representing an increase of $37,000, or 9.1%, compared to the same period in 1995.

   Apartment Properties. The Operating Partnerships that own the 10 garden apartments reported an aggregate net operating income before property improvements of $11,821,000 for the nine-month period ended September 30, 1996, representing an increase of $22,000, or less than 1%, from the aggregate net operating income before property improvements reported for the same period in 1995. In addition, during the nine-month period ended September 30, 1996, overall property improvement expenditures for the 10 garden apartments were $1,236,000, representing a decrease of $219,000, or 15.1%, compared to the same period in 1995.

Summary

   Based upon actual results through September 30, 1996, and the current outlook for the remainder of 1996, the Managing General Partner believes there will be sufficient interest payments from the Operating Partnerships to fund anticipated expenses and to maintain the current level of distributions to the OTEF II BAC Holders. The Managing General Partner anticipates that the amount of the quarterly distribution will be increased following implementation of the new business plan.

Oxford Tax Exempt Fund II Limited Partnership

------------------------------------------------------------------------
Balance Sheets (in thousands)
------------------------------------------------------------------------
                                             September 30,  December 31,
                                                 1996           1995
                                              (Unaudited)
------------------------------------------------------------------------
Assets
  Investments in Bonds                          $164,000      $164,000
  Cash and cash equivalents                       12,019         9,698
  Interest receivable                                 29            26
  Due from affiliates                                  -           310
------------------------------------------------------------------------
      Total Assets                              $176,048      $174,034
========================================================================
Liabilities and Partners' Capital
  Liabilities
    Accounts payable and accrued expenses       $    735      $    492
    Distributions payable                          3,643         3,643
------------------------------------------------------------------------
      Total Liabilities                            4,378         4,135
------------------------------------------------------------------------
  Partners' Capital
    General Partners                              (2,365)       (2,400)
    Limited Partners' Interests (Beneficial
      Assignee Interests-299,995 interests
      issued and outstanding)                    163,067       161,331
    Unrealized Gain on Investments                10,968        10,968
------------------------------------------------------------------------
      Total Partners' Capital                    171,670       169,899
------------------------------------------------------------------------
      Total Liabilities and Partners' Capital   $176,048      $174,034
========================================================================

                 The accompanying notes are an integral
                   part of these financial statements.


Oxford Tax Exempt Fund II Limited Partnership

----------------------------------------------------------------------------------------------------------------------------
Statements of Income (in thousands, except per BAC amounts)
(Unaudited)
----------------------------------------------------------------------------------------------------------------------------
                            Three months ended September 30,                   Nine months ended September 30,
                          -----------------------------------   ------------------------------------------------------------
                                   OTEF II     OTEF II            OTEF II      Pro forma<5>  |  OTEF II      ||    OTEF
                                    Three       Three              Nine          Nine        |   Four        ||    Five
                                    months      months             months        months      |   months      ||   months
                                     ended      ended              ended         ended       |   ended       ||    ended
                                September 30, September 30,     September 30,  September 30, | September 30, ||    May 31,
                                     1996        1995                1996          1995      |     1995      ||     1995
-----------------------------------------------------------   -------------------------------|---------------||-------------
                                                                                             |               ||
Revenues                                                                                     |               ||
  Interest on Bonds<F1>            $4,684       $4,024            $13,879        $12,159     |   $5,287      ||  $    -
  Equity income on                      -            -                  -              -     |        -      ||   2,305
   investments in Bonds<F2>                                                                  |               ||
  Other, primarily interest                                                                  |               ||
   on short-term investments           87           85                256            261     |      114      ||     147
-----------------------------------------------------------   -------------------------------|---------------||-------------
                                    4,771        4,109             14,135         12,420     |     5,401     ||   2,452
Expenses                                                                                     |               ||
  Administrative expenses             534<F3>      126<F4>          1,435<F3>        388<F4> |       213<F4> ||     175
-----------------------------------------------------------   -------------------------------|---------------||-------------
Net income                         $4,237       $3,983            $12,700        $12,032     |    $5,188     ||  $2,277
===========================================================   ===============================|===============||=============
Net income allocated to            $   85       $   80            $   254        $   241     |    $  104     ||  $   45
  General Partners                                                                           |               ||
===========================================================   ===============================|===============||=============
Net income allocated to            $4,152       $3,903            $12,446        $11,791     |    $5,084     ||  $2,232
  BAC Holders                                                                                |               ||
===========================================================   ===============================|===============||=============
Net income per BAC                 $13.84       $13.01            $ 41.49        $ 39.31     |    $16.95     ||  $ 7.44
===========================================================   ===============================|===============||=============
Distribution per BAC               $11.90       $11.90            $ 35.70        $ 35.70     |    $23.80     ||  $11.90
===========================================================   ===============================|===============||=============












































<F1>   On  June  1,  1995, OTEF II adopted the provisions of  SFAS  No.  115-
    Accounting  for  Certain  Investments  in  Debt  and  Equity  Securities  in
    connection  with  the transfer of all assets and liabilities  from  OTEF  to
    OTEF II. Under this method, payments on the Bonds by the Operating Partnerships are treated as interest income.
<F2>   From October 1, 1987 to May 31, 1995, OTEF's investments in the  Bonds were accounted for under the equity method, in accordance with Financial Release No. 28 and a notice issued to practitioners, dated February 10, 1986, by the Accounting Standards Executive Committee, which provides guidance on accounting for real estate acquisition, development and construction lending arrangements. Under this method, OTEF's investments in Bonds were: (i) reduced for interest payments (Base Interest) received; (ii) increased or decreased by OTEF's equity, which was based on its participation percentages (generally 50%, except when it had outstanding project advances to an Operating Partnership) in the income or losses of the related Operating Partnerships; and (iii) written down to the fair value of the Properties with such fair value representing the present value of the projected cash flows from the Properties. Since OTEF had outstanding project loans to certain senior living Operating Partnerships from 1989 to 1995, OTEF's participation percentages were increased to 100% for these Operating Partnerships during these years.
<F3>   For  the  three-  and  nine-month periods ended  September  30,  1996, administrative expenses also included $204,000 and $856,000, respectively, of governance costs associated with the accounting, legal and consultation fees primarily relating to: (i) the development of the 1995 OTEF Restructuring Plan; and (ii) legal defense against certain lawsuits described in Note 5 to Financial Statements.
<F4>   Excludes governance costs totaling $754,000 for the three-, four-  and pro forma nine-month periods ended September 30, 1995. As of September 30, 1995, these costs were included in deferred costs on the balance sheet. Deferred costs as of September 30, 1995 totaled $2,645,000 and included $754,000 of governance costs and $1,891,000 of BAC Issuance Costs. Beginning in the fourth quarter of 1995, governance costs have been consistently presented as administrative expenses and the BAC issuance costs have been reclassified for financial statement purposes as a reduction in Partners' Capital.
<F5>   This pro forma column has been prepared as if: (i) OTEF II had been in existence during the period presented; (ii) OTEF II had acquired the assets of OTEF in exchange for OTEF II BACs on January 1, 1995; and (iii) OTEF II had begun accounting for its investments in the Bonds on that date under the new accounting method. Under the pro forma presentation, $1 million in Oxford advances, which were made to the Operating Partnerships in December 1994 from the U.S. Treasury strip bond that matured November 15, 1994 and paid to OTEF as additional interest in January 1995, have been excluded from the Statements of Income and the Statements of Cash Flows since these payments are nonrecurring in nature.

    The accompanying notes are an integral part of these financial statements.


Oxford Tax Exempt Fund II Limited Partnership

-----------------------------------------------------------------------------
Statement of Partners' Capital (in thousands)
-----------------------------------------------------------------------------
                                         Limited
                                         Partners'
                                        Interests
                                       -----------
                                        Beneficial   Unrealized
                             General     Assignee      Gain on
                             Partners   Interests    Investments     Total
-----------------------------------------------------------------------------
Balance, December 31, 1995   $(2,400)    $161,331      $10,968     $169,899
-----------------------------------------------------------------------------
Net income                       254       12,446            -       12,700

Distributions to Partners,
  including $35.70 per BAC      (219)     (10,710)           -      (10,929)
-----------------------------------------------------------------------------
Balance, September 30, 1996  $(2,365)    $163,067      $10,968     $171,670
  (Unaudited)
=============================================================================

                    The accompanying notes are an integral
                      part of these financial statements.


Oxford Tax Exempt Fund II Limited Partnership

-----------------------------------------------------------------------------------------------------------
Statements of Cash Flows (in thousands) (Note 3)
(Unaudited)
-----------------------------------------------------------------------------------------------------------
                                                                   OTEF II    |             ||
                                                   OTEF II      Pro forma<F3> |  OTEF II    ||    OTEF
                                                     Nine           Nine      |    Four     ||    Five
                                                 months ended   months ended  |months ended ||months ended
                                                 September 30,  September 30, |September 30,||   May 31,
                                                      1996           1995     |   1995      ||     1995
------------------------------------------------------------------------------|-------------||-------------
                                                                              |             ||
Operating Activities                                                          |             ||
  Net income<F1>                                   $ 12,700       $ 12,032    |  $  5,188   ||   $ 2,277
  Adjustments to reconcile net income                                         |             ||
    to net cash provided by operating                                         |             ||
    activities:                                                               |             ||
      Equity income from investments                                          |             ||
        in Bonds<F2>                                      -              -    |         -   ||    (2,305)
  Changes in assets and liabilities:                                          |             ||
    Interest receivabe                                   (3)            (9)   |         -   ||        (9)
    Due from affiliates                                 310              -    |         -   ||         -
    Accounts payable                                    243            266    |       169   ||        97
------------------------------------------------------------------------------|-------------||--------------
Net cash provided by operating activities            13,250         12,289    |     5,357   ||        60
------------------------------------------------------------------------------|-------------||--------------
Investing activities                                                          |             ||
  Working capital reserve                                 -          1,518    |         -   ||     1,518
  Payments received from investments                                          |             ||
    in Bonds<F1>                                          -              -    |         -   ||     7,872
  Project loans                                           -            534    |       123   ||       411
  Capital contributions                                   -              1    |         1   ||         -
------------------------------------------------------------------------------|-------------||--------------
Net cash provided by investing activities                 -          2,053    |       124   ||     9,801
------------------------------------------------------------------------------|-------------||--------------
Financing activities                                                          |             ||
  Distributions paid to Partners and BAC Holders     (10,929)      (10,730)   |    (3,643)  ||    (7,087)
  Deferred costs paid                                      -        (2,057)   |    (1,386)  ||      (671)
------------------------------------------------------------------------------|-------------||--------------
Net cash used by financing activities                (10,929)      (12,787)   |    (5,029)  ||    (7,758)
------------------------------------------------------------------------------|-------------||--------------
Net increase in cash and cash equivalents              2,321         1,555    |       452   ||     2,103
Cash and cash equivalents, beginning of period         9,698         7,338    |     9,441   ||     7,338
------------------------------------------------------------------------------|-------------||--------------
Cash and cash equivalents, end of period            $ 12,019      $  8,893    |   $ 9,893   ||   $ 9,441
==============================================================================|=============||==============


























<F1>    On June 1, 1995, OTEF II adopted the provisions of SFAS No. 115-
  Accounting for Certain Investments in Debt and Equity Securities in connection with the transfer of all assets and liabilities from OTEF to OTEF II. Under this method, payments on the Bonds by the Operating Partnerships are treated as interest income.

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

<F3>    This  pro forma column has been prepared as if: (i) OTEF II  had been in existence during the period presented; (ii) OTEF II had acquired the assets of OTEF in exchange for OTEF II BACs on January 1, 1995; and (iii) OTEF II had begun accounting for its investments in the Bonds on that date under the new accounting method. Under the pro forma presentation, $1 million in Oxford advances, which were made to the Operating Partnerships in December 1994 from the U.S. Treasury strip bond that matured November 15, 1994 and paid to OTEF as additional interest in January 1995, have been excluded from the Statements of Income and the Statements of Cash Flows since these payments are nonrecurring in nature.

                          The accompanying notes are an integral
                            part of these financial statements.


-------------------------------------------------------------------------
Notes to Financial Statements
-------------------------------------------------------------------------
Note 1.  Financial Statements

   The financial statements reflect all adjustments which, in the opinion of the Managing General Partner of Oxford Tax Exempt Fund II Limited Partnership ("Oxford Tax Exempt Fund II,"
"OTEF II," or the "Partnership"), are necessary to present fairly OTEF II's financial position as of September 30, 1996 and December 31, 1995, the Statements of Income for the three- and nine-month periods ended September 30, 1996 and the three- and four-month periods ended September 30, 1995 for OTEF II and five-month period ended May 31, 1995 for OTEF II's predecessor, Oxford Tax Exempt Fund Limited Partnership, a Maryland limited partnership ("OTEF," "predecessor," or "OTEF II's predecessor"), the Statement of Partners' Capital as of September 30, 1996, and the Statements of Cash Flows for the nine-month period ended
September  30,  1996,  and  the four-month  period  ended  September  30,
1995  for  OTEF  II,  and  the  five-month  period  ended  May  31,  1995 for OTEF, and the notes thereto, in accordance with generally accepted accounting principles.

   For   purposes   of  clarity,  the   Managing  General   Partner   has
included  an  additional  column in the  Statements  of  Income  and  the
Statements   of  Cash  Flows  representing  pro  forma  information   for
the   nine-month  period  ended  September  30,  1995.   This  pro  forma
information  has  been  prepared  as  if:  (i)  OTEF  II  had   been   in
existence during the period presented; (ii) OTEF II had acquired the assets of OTEF in exchange for OTEF II BACs on January 1,
1995;  and  (iii)  OTEF  II  had  begun accounting  for  its  investments
in   the  mortgage  revenue  bonds  ("Bonds")  on  that  date  under  the
new    accounting    method.    Under   the   pro   forma    presentation,
$1 million  in  Oxford  advances,  which  were  made  to  the   Operating
Partnerships  in  December  1994  from  the  U.S.  Treasury  strip   bond
that   matured  November  15,  1994  and  paid  to  OTEF  as   additional
interest in January 1995, have been excluded from the Statements of Income and Statements of Cash Flows since these payments are
nonrecurring  in  nature.   The  pro  forma  presentation  reflects   the
interest   paid  by  the  Operating  Partnerships  from  available   cash
flows without taking into account the effects of the refunding of the Bonds, which the Managing General Partner anticipates will be
completed   during   1996.    These  statements   should   be   read   in
conjunction  with  the  audited  financial  statements  and   the   notes
included   in  the  Partnership's  Annual  Report  for  the  year   ended
December 31, 1995.

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

-------------------------------------------------------------------------
Notes to Financial Statements
-------------------------------------------------------------------------

   1995 OTEF Restructuring Plan. Under the terms of the 1995 OTEF Restructuring Plan, on June 1, 1995, OTEF transferred all of its assets, including its portfolio of 15 tax-exempt Bonds, to OTEF II in exchange for all of the existing beneficial assignee interests ("OTEF II BACs") representing assignments of limited partnership interests in OTEF II, and the agreement of OTEF II to assume all rights, obligations and liabilities of OTEF. On June 30, 1995, OTEF distributed the OTEF II BACs to the holders ("OTEF BAC Holders") of beneficial assignee certificates representing assignments of limited partnership interests in
OTEF,  who  thereby  became  holders  of  OTEF  II  BACs  ("OTEF  II  BAC
Holders"). (See Note 5 to Financial Statements.) The Bonds are collateralized by mortgages on the 10 underlying apartment properties and four senior living properties which are owned by 14 limited partnerships (collectively, the "Operating Partnerships"), all of which are all controlled by affiliates of the Managing General Partner. Pursuant to the 1995 OTEF Restructuring Plan, the Managing General Partner currently is completing the refunding of the Bonds.

   The   business  of  OTEF  II   initially  consists  of   holding   the
assets it acquired from OTEF and consummating the refunding of the Bonds. The Bonds were transferred by OTEF to OTEF II to facilitate refunding of the Bonds and to permit the development of a new business plan. In general, the purpose of the new business plan is: (i) to enable OTEF II to increase its asset base; (ii) to increase its earnings and the level of distributions to the OTEF II BAC Holders; and (iii) to improve the resale value of the OTEF II BACs. Following implementation of the new business plan, OTEF II will also apply for listing of the OTEF II BACs for trading on a national securities exchange or NASDAQ to provide better liquidity and a more efficient trading market for the OTEF II BACs.

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

-------------------------------------------------------------------------
Notes to Financial Statements
-------------------------------------------------------------------------

   Investment in Bonds and Change in Accounting Method. As previously reported, on June 1, 1995, the Bonds were transferred
from  OTEF  to  OTEF  II  at  their book  value  of  $153  million.   The
Managing General Partner estimated at December 31, 1995 that the fair value of the Bonds, in the aggregate, was $164 million and, accordingly, OTEF II recorded a credit to Partners' Capital in an amount equal to approximately $11 million of unrealized gain on investments. As of September 30, 1996, the fair value of the Bonds remained unchanged. The current fair value of the Bonds was determined by the Managing General Partner using the same cash flow methodology applied by a major investment banking firm in connection with structuring advice rendered to OTEF II and its predecessor with respect to the 1995 OTEF Restructuring Plan. In accordance with this methodology, the applicable cash flows are based on certain assumptions concerning the Properties and the markets in which they are located, including the timing and realization of such cash flows.

   In  connection  with the transfer of the Bonds  to  OTEF  II  and  the change in the Managing General Partner from Oxford Tax Exempt Fund I Corporation to Oxford Tax Exempt Fund II Corporation, OTEF II adopted a new accounting method governed by the provisions of the Statement of Financial Accounting Standards No. 115-"Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Under this method, (i) the Bonds are reflected at their current fair value on the face of the Balance Sheet, with cumulative unrealized gains or losses being charged or credited as unrealized gains or losses on investments and included in capital as applicable, rather than reflected in the Statements of Income; and (ii) cash payments on the Bonds received from the Operating Partnerships are treated as interest income on the Bonds.

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

-------------------------------------------------------------------------
Notes to Financial Statements
-------------------------------------------------------------------------

   The change in accounting treatment for financial reporting purposes is technical in nature and does not affect the amount of payments received by OTEF II or the level of distributions to OTEF II BAC Holders. In addition, this change has no effect on the  tax-exempt  nature  of  OTEF  II's  net  income  or  the  obligation of the Operating Partnerships to make all payments due on the Bonds. To permit OTEF II BAC Holders to evaluate the results of
operations   of   OTEF   II,  as  reported  under  the   new   accounting
method, the Managing General Partner has included an additional column in the Statements of Income and the Statements of Cash Flows which reflects the operations of OTEF II as if: (i) OTEF II had  been  in  existence  during  the  period  presented;  (ii)  OTEF  II had  acquired  the  assets  of  OTEF in exchange  for  OTEF  II  BACs  on
January 1, 1995; and (iii) OTEF II had begun accounting for its investments in the Bonds on that date under the new accounting
method.   Under  the  pro  forma  presentation,  $1  million  in   Oxford
advances, which were made to the Operating Partnerships in December 1994 from the U.S. Treasury strip bond that matured November 15, 1994 and paid to OTEF as additional interest in January 1995, have been excluded from the Statements of Income and Statements of Cash Flows since these payments are nonrecurring in nature.

   Net   Income   and  Distributions  per  Beneficial  Assignee  Interest
(BAC). Net income and distributions per BAC are based upon the weighted average number of BACs outstanding during the applicable year.

   Working Capital Reserve. OTEF II invests in tax-exempt money market funds stated at cost, which approximates market value. The partnership agreement for OTEF provided for additions to the reserve as deemed advisable by the Managing General Partner of
OTEF.   The  reserve  was  used  at  the discretion  of  OTEF's  Managing
General Partner to pay operating expenses and/or future distributions. The Managing General Partner of OTEF II has
determined  that  a  separate  working  capital  reserve  is  no   longer
warranted and, accordingly, the proceeds have been combined with cash and cash equivalents for financial statement purposes.

   Statements of Cash Flows. The Statements of Cash Flows are intended to reflect only cash receipts and cash payment activity. The statements do not reflect investing and financing activity that affect recognized assets or liabilities that do not result in cash receipts or cash payments. This non-cash activity consists of distributions payable to Partners and OTEF II BAC
Holders   of   $3,643,000  at  September  30,  1996  and  September   30,
1995.

   Cash and cash equivalents. Cash and cash equivalents consist of all demand deposits and tax-exempt money market funds stated at cost, which approximates market value, with original maturities of three months or less.

-------------------------------------------------------------------------
Notes to Financial Statements
-------------------------------------------------------------------------

   Governance   Costs.    These    costs,    which   are   included    in
administrative  expenses  in  the Statements  of  Income  for  the  nine-
month period ended September 30, 1996, are accounting, legal and consultation costs primarily relating to: (i) the development of the 1995 OTEF Restructuring Plan; and (ii) legal defense against certain lawsuits described in Note 5 to Financial Statements. Such costs incurred during the nine-month periods ended September 30, 1996 and 1995 totaled $856,000 and $754,000, respectively. As of September 30, 1995, these costs were included in deferred costs on the balance sheet and reclassified to governance costs during the fourth quarter of 1995. Deferred costs as of September 30, 1995 totaled $2,645,000 and included $754,000 of governance costs and $1,891,000 of BAC Issuance Costs. (See BAC Issuance Costs below.) Beginning in the fourth quarter of 1995, governance costs have been consistently presented as administrative expenses and the BAC Issuance Costs have been reclassified for financial statement purposes as a reduction in Partners' Capital.

   BAC Issuance Costs. Costs associated with issuing the OTEF II BACs, in the amount of $1,891,000 as of December 31, 1995, were reclassified for financial statement purposes from deferred costs to a reduction in Partners' Capital during the fourth quarter of 1995. No additional BAC issuance costs were incurred as of
September 30, 1996, nor are any expected to be incurred in the future.

Note 4.  Related Party Transactions

   Interests in OTEF II and the Operating Partnerships. The General Partners own interests in OTEF II that entitle them to receive a share of OTEF II cash flow and possibly of sale, refinancing and liquidation proceeds. The percentage interests of the General Partners in OTEF II are the same as the percentage interests of the General Partners in OTEF. Distributions to the
General Partners for the quarters ended September 30, 1996 and 1995 totaled $73,000 for each period.

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

   Compensation   and    Fees.    For  the   nine-month   periods   ended
September 30, 1996 and 1995, the Operating Partnerships paid total property and asset management fees of $1,759,000 and $1,701,000, respectively. The increase of $58,000, or 3.4%, between the two periods is due to improved operating revenues of

-------------------------------------------------------------------------
Notes to Financial Statements
-------------------------------------------------------------------------

the Operating Partnerships for the nine-month period ended September 30, 1996. During the nine-month periods ended September 30, 1996 and 1995, the Operating Partnerships also paid
ORFG, in the aggregate, $523,000 of fees pursuant to the OTEF Restructuring Plan Administration/Asset Management Fee Agreement, which amount is equal to .25% per annum of the principal amount of the Bonds.

   Operating  Partnership  Loans.  As of  September  30,  1996,  none  of the Operating Partnerships had any taxable project loan obligations to OTEF II, and no such additional project loans are anticipated. On July 28, 1995, the Operating Partnership that owns the Chambrel at Club Hill Senior Living Property paid its project loan in full.

   Reimbursement   for   Expenses.   The  General  Partners   and   their
affiliates are entitled to be reimbursed for expenses they incur on behalf of OTEF II. Total reimbursements to the General Partners and their affiliates for the quarters ended September 30, 1996 and 1995 were $54,000 and $79,000, respectively, for administrative expenses (excluding expenses relating to the 1995 OTEF Restructuring Plan).

   Bond    Refunding  Costs.   These  costs  totaled   $310,000   as   of
December 31, 1995. During 1995, OTEF II paid for such costs on behalf of the Operating Partnerships to facilitate the Bond refunding process. Under the Amended and Restated Debt Modification Agreement, the Operating Partnerships are obligated
to  reimburse  OTEF  II  for  up  to $1.5  million  of  such  costs.   To
the   extent   the  actual  costs  exceed  this  amount,  the   Operating
Partnerships   will  use  any  of  their  available   cash   sources   to
cover the excess, which in certain cases may reduce the amount of interest paid to OTEF II, or OTEF II will fund the expenses from its existing reserves. Consequently, these costs totaling
$310,000 were classified by OTEF II as receivables from affiliates as of December 31, 1995. In March 1996, these receivables were extinguished through a payment made to OTEF II by the Operating Partnerships from the proceeds of advances made by Oxford Development Corporation and its affiliates ("Oxford"). In September 1996, Oxford paid additional Bond refunding costs on behalf of certain Operating Partnerships totaling $21,000, which represent Oxford Advances to the applicable Operating Partnerships.

Note 5.  Other

   Five lawsuits were filed with respect to the 1995 OTEF Restructuring Plan as of September 30, 1996. In general, the complaints allege violations of certain provisions of the securities laws, breach of partnership agreement and breach of fiduciary duty, and seek unspecified monetary damage and various forms of equitable relief. On November 29, 1995, a putative class and derivative action was filed by a BAC Holder in U.S. District Court for the District of Maryland against Oxford Tax Exempt Fund I Corporation and certain affiliates. A similar

-------------------------------------------------------------------------
Notes to Financial Statements
-------------------------------------------------------------------------

putative class action was filed by another BAC Holder on the same date in U.S. District Court for the Northern District of California, and subsequently transferred to the U.S. District Court of Maryland by agreement of the parties and consolidated with the first case. On January 23, 1996 and January 25, 1996,
two   additional  putative  class  actions  were  filed  by  BAC  Holders in the Circuit Court of Montgomery County, Maryland, alleging similar claims against Oxford Tax Exempt Fund, L.P., certain affiliates and officers and directors. These latter two actions have been consolidated. Another putative class and derivative action was filed by a BAC Holder in the Circuit Court of Montgomery County, Maryland on July 3, 1996. Both the federal and the state courts have issued pretrial orders coordinating discovery, the effect of rulings and related matters in these cases.

   The Managing General Partner believes that these actions are without merit, although it cannot predict the outcome of this litigation. The Managing General Partner does not believe that these suits will have a material adverse effect on the operations of OTEF II. However, after considering the expense and time involved with, and the uncertainties regarding the outcome of, such complex litigation, the Managing General Partner has determined that it is in the best interests of OTEF II and the OTEF II BAC Holders to agree to a settlement of this litigation. The parties expect to file with the United States District Court for the District of Maryland ("Court") a stipulation of settlement that will resolve all pending litigation. A notice of the proposed settlement, that will describe the settlement in detail, will be mailed to the OTEF II BAC Holders shortly following a preliminary approval hearing before the Court which is currently anticipated to occur later this month.

-------------------------------------------------------------------------
Instructions for Investors who wish to reregister or transfer
 OTEF II BACs
-------------------------------------------------------------------------

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

-------------------------------------------------------------------------
Instructions for Investors who wish to reregister or transfer
  OTEF II BACs
-------------------------------------------------------------------------

  Please remember to notify OTEF II Investor Services in writing at the address below or by calling (810) 614-4550 in the event you change your mailing address or your financial consultant. We can then continue to provide you and your representative with timely information about your investment in OTEF II.

  The   Quarterly   Report   on  Form  10-Q   for   the   quarter   ended
  September 30, 1996, filed with the Securities and Exchange Commission, is available to BAC Holders and may be obtained by writing:


                        Investor Services
          Oxford Tax Exempt Fund II Limited Partnership
                          P.O. Box 7090
                    Troy, Michigan 48007-9921

                       (810) 614-4550