Form 10-K
period 1996-12-31
OXFORD TAX EXEMPT FUND II LTD PARTNERSHIP
filed 1997-04-15
CIK 793977

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

(Mark One)
  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           For the fiscal year ended December 31, 1996
                                     -----------------
                            OR

---      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from ______ to ______.

                Commission file number:  0-25600
                                         -------

            OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP
            --------------------------------------------
        (Exact name of Registrant as specified in its charter)

  Maryland                                           52-1394232
--------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

   7200 Wisconsin Avenue, 11th floor, Bethesda, Maryland 20814
   -----------------------------------------------------------
      (Address of principal executive offices)  (Zip Code)

 Registrant's telephone number, including area code: (301) 654-3100

 Securities registered pursuant to Section 12(b) of the Act:  NONE

    Securities registered pursuant to Section 12(g) of the Act:
      Beneficial Assignee Interests

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No ___.
     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

The Beneficial Assignee Interests of limited partnership interest of the Partnership (the "OTEF II BACs") are not currently being traded in any public market. Therefore, the OTEF II BACs had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions  of   the  following  documents  of the  Registrant  are
incorporated herein by reference as indicated:

Form 10-K Parts       Document
----------------------------------------------------------------
Parts I, II and III   Portions of the  1996  Annual  Report  are
                      incorporated by reference into Parts I, II
                       and III.

Exhibit Index is on page 9.

Total number of pages 51.

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-K

                             PART I

Item 1.  Business.

    Information responsive to this Item is contained under the headings "Description of Mortgaged Properties" and "Notes to Financial Statements" at pages 13 through 17, and 32 through 47, respectively, of the 1996 Annual Report of the Registrant attached hereto as Exhibit 13 which is incorporated herein by reference.

Item 2.  Properties.

    Information  responsive to this Item is contained  under  the
heading  "Description  of   Mortgaged  Properties"  at  pages  13
through 17 in the 1996 Annual Report of the Registrant which is incorporated herein by reference.

Item 3.  Legal Proceedings.

    Information responsive to this Item is contained under the headings "Report of Management" at pages 18 through 26, and "Notes to Financial Statements" at pages 32 through 47 of the 1996 Annual Report which is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders.

    None.

                             PART II

Item 5.  Market   the   Registrant's   Partnership  Interests and
         Related Partnership Matters.

    (a)  Market Information.

         There is currently no established public market in which the OTEF II BACs are traded; however, as described under the heading "Report of Management" at pages 18 through 26 of the 1996 Annual Report, OTEF II intends to list the OTEF II BACs for trading on a national securities exchange in the near future.

    (b)  Number of Security Holders.

         The  number  of  BAC  Holders  at  December 31, 1996  was
    15,678.

    (c)  Dividend History and Restrictions.

         The information regarding the frequency and amount of cash distributions is included under the headings "Selected Financial Data" at page 12 of the 1996 Annual Report, "Report of Management" at pages 18 through 26, "Notes to Financial Statements" at pages 32 through 47, and "Distribution Information" at pages 48 and 49 of the 1996 Annual Report. The information contained under such headings is incorporated herein by reference.

         The   Partnership  expects  to  continue   making   cash
      distributions to Partners pursuant to the provisions of its limited partnership agreement.

Item 6.  Selected Financial Data.

    Information responsive to this Item is contained under the heading "Selected Financial Data," included at page 12 of the 1996 Annual Report which is incorporated herein by reference.

Item 7.  Management's   Discussion   and  Analysis  of  Financial
         Condition and Results of Operations.

    Information responsive to this Item is contained under the heading "Report of Management" at pages 18 through 26 of the 1996 Annual Report which is incorporated herein by reference.

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-K

                       PART II (continued)

Item 8.  Financial Statements and Supplementary Data.

    The financial statements of the Partnership, together with the report thereon of Coopers & Lybrand L.L.P., independent accountants, appearing at pages 27 through 47 of the 1996 Annual Report which are incorporated herein by reference.

Item 9.  Changes   in    and    Disagreements  with Accountants on
         Accounting and Financial Disclosure.

    None.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant.

    (a), (b), (c) and (e).

         The Partnership has no directors or officers. The Managing General Partner of the Partnership is Oxford Tax Exempt Fund II Corporation. The sole directors and executive officers of the Managing General Partner are as follows:

Name                Age   Position and Business Experience
------------------------------------------------------------------
Leo E. Zickler       60   Chairman  of the Board of Directors  and
                          Chief  Executive Officer since inception
                          and  was  Chairman and  Chief  Executive
                          Officer  of the managing general partner
                          of   Oxford  Tax  Exempt  Fund   Limited
                          Partnership,   OTEF   II's   predecessor
                          ("OTEF").  Since March 1982 he has  been
                          Chairman  of the Board of Directors  and
                          Chief   Executive  Officer   of   Oxford
                          Development  Corporation ("Oxford"),  an
                          affiliate  of  the  Partnership  and   a
                          national real estate firm that owns  and
                          operates  apartment  and  senior  living
                          communities.   Mr.  Zickler  served   as
                          President  of Oxford until February  28,
                          1994. Mr. Zickler continues to serve as a director and officer of Oxford and certain affiliated entities.

Francis P. Lavin      45  President  since inception and President
                          of OTEF's managing general partner since
                          March   1,  1994.   From  October   1989
                          through  January 1994, he was a Director
                          and   President  of  ML  Oxford  Finance
                          Corporation,  an  affiliate  of  Merrill
                          Lynch  &  Company, Inc.   From  1979  to
                          October  1989,  Mr. Lavin  held  various
                          positions  at  subsidiaries  of  Merrill
                          Lynch  &  Company including Director  of
                          Merrill  Lynch Capital Markets and  Vice
                          President of Merrill Lynch, Hubbard Inc.
                          Since  March  1,  1994,  Mr.  Lavin  has
                          served  as President of Oxford, as  well
                          as  a  director and officer  of  certain
                          affiliated entities.
Robert B. Downing     42  Executive Vice President and Director of
                          the   Managing  General  Partner   since
                          inception.  Mr. Downing joined Oxford in
                          1984  as Vice President of Acquisitions.
                          He  assumed the position of Senior  Vice
                          President of Acquisitions in 1986  where
                          he  was  responsible for  acquiring  and
                          financing  multi-family  properties   on
                          behalf    of    public,   private    and
                          institutional  investment  funds.   From
                          1987  to  1993,  he was responsible  for
                          numerous  debt  and equity restructuring
                          transactions,     including     Oxford's
                          corporate   recapitalization  (including
                          the sale of Oxford's property management
                          business)     in    1993.      Currently
                          Mr.   Downing  heads  Oxford's  merchant
                          banking  group which is responsible  for
                          Oxford's  real  estate  investment   and
                          capital market activities.

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-K

                      PART III (continued)

Name                 Age  Position and Business Experience
------------------------------------------------------------------
Richard R. Singleton  49  Senior  Vice  President since  inception and  Chief Financial Officer since 1995.
                          He was Vice President of Oxford Mortgage
                          &  Investment Corporation since 1979 and
                          was promoted to Senior Vice President in
                          1983.    In   addition,  he  was   Chief
                          Operating  Officer  of  OTEF's  managing
                          general  partner  since  1990  and   was
                          promoted  to Chief Financial Officer  in
                          1995.   Formerly, he held  positions  as
                          Tax  Manager  with  Arthur  Andersen   &
                          Company.   Mr. Singleton also serves  as
                          an   officer   of  Oxford  and   certain
                          affiliated entities.

    (d)  Family Relationships.  None.

    (f)  Involvement in Certain Legal Proceedings.  None.

    (g)  Promoters and Controlling Persons.  Not applicable.

Item 11. Executive Compensation.

    (a), (b), (c), and (d)

         None of the directors or executive officers of the Managing General Partner, Oxford Tax Exempt Fund II Corporation, receives direct compensation for services rendered to the Partnership. However, certain directors and officers receive a portion of the cash distributions made by OTEF II to its general partners.

         OTEF II intends to adopt an incentive option plan (the "Incentive Option Plan") in order for the Managing General Partner to attract and retain key employees and advisers. The Incentive Option Plan will authorize the granting to the directors, officers and employees of the Managing General Partner and certain affiliates of options to purchase approximately 26,000 OTEF II BACs (prior to any division of the OTEF II BACs in connection with listing the OTEF II BACs on a national securities exchange), which will represent approximately 8.3% of the outstanding OTEF II BACs (assuming approximately 13,000 OTEF II BACs are converted into Status Quo BACs ["SQBs"]), as described under the heading "Report of Management-Status Quo BACs" at page 18 of the 1996 Annual Report.

         The Managing General Partner anticipates that options to purchase all or substantially all of the OTEF II BACs offered pursuant to the Incentive Option Plan will be granted prior to the effective date of listing of the OTEF II BACs for trading, in which case the option price is expected to be the average of the closing prices of the OTEF II BACs as reported on the exchange on which the OTEF II BACs are listed for the first 20 days of trading. The option price for any other options to purchase OTEF II BACs issued under the Incentive Option Plan is expected to be 100% of the OTEF II BACs' fair market value at the date of grant.

    (e)  Termination of Employment and Change of Control
         Arrangements.  None.

Item 12. Security  Ownership  of  Certain  Beneficial  Owners and
         Management.

    (a)  Security Ownership of Certain Beneficial Owners.

         No   person is    known by  the   Partnership   to   own
    beneficially more than 5% of the outstanding OTEF II BACs.

    (b)  Security Ownership of Management.

         No director or officer of the Managing General Partner is known to beneficially own any OTEF II BACs.

    (c)  Changes in Control.  None.

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-K

                      PART III (continued)


Item 13.  Certain Relationships and Related Transactions.

    (a) and (b) Transactions with Management and Others and
                Certain Business Relationships.

         Information responsive to this Item is contained under the heading "Notes to Financial Statements" at pages 34 to 36 of the 1996 Annual Report of the Registrant which is incorporated herein by reference.

    (c)  Indebtedness of Management.  None.

    (d)  Transactions with Promoters.  Not applicable.

                             PART IV

Item 14. Exhibits,  Financia Statement Schedules, and Reports on
         Form 8-K.

    (a)  The following documents are filed as part of this Report.

         1. Financial Statements.

            The  following financial statements and notes thereto
         are   contained  in   the   1996   Annual Report and are
         incorporated by reference into Part II, Item 8.

                                               Sequentially
                                                 Numbered
                                                    Page(s)

        Report of Independent Accountants.           27

        Balance Sheets as of December  31,           28
        1996 and 1995.

        Statements of Income for the  year
        ended   December  31,   1996   for
        OTEF   II;  for  the  year   ended
        December  31,  1995  (Pro   Forma-
        Unaudited)  for OTEF II;  for  the
        seven  months  ended December  31,
        1995  for  OTEF II; for  the  five
        months  ended  May  31,  1995  for
        OTEF;   and  for  the  year  ended
        December 31, 1994 for OTEF.                 29

        Statement  of  Partners'   Capital
        for  the years ended December  31,
        1996  and  1995 for OTEF  II;  and
        December 31, 1994 for OTEF.                 30

        Statements of Cash Flows  for  the
        year  ended December 31, 1996  for
        OTEF  II;  for  the  seven  months
        ended   December  31,   1995   for
        OTEF   II;  for  the  five  months
        ended  May 31, 1995 for OTEF;  and
        for  the  year ended December  31,
        1994 for OTEF.                              31

        Notes   to  Financial  Statements,
        which   include  the   information
        required   to   be   included   in
        Schedule  IV - Mortgage  Loans  on
        Real Estate.                              32-47

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-K

                       PART IV (continued)

         2.   Financial Statement Schedules.

              All   other   financial   statement  schedules  are
        omitted   because  they  are inapplicable or because  the
        required   information  is   included   in  the financial
        statements  or notes thereto.

        3. Exhibits (listed according to the number assigned assigned in the table in Item 601 of Regulation S-K).

              Exhibit No. 3 - Articles of Incorporation and Bylaws.

              a. Articles of Incorporation for OTEF II Corporation (incorporated by reference from
                  Exhibit 3(a) to the Registrant's Registration Statement on Form 10 dated February 22, 1995).

                         b.    Bylaws  for  OTEF  II  Corporation
          (incorporated by reference from Exhibit 3(b) to the Registrant's Registration Statement on Form 10 dated
          February 22, 1995).

                       c.   Articles of Incorporation of OTEF  II
          Assignor  Corporation (incorporated by  reference  from
          Exhibit   3(c)   to   the   Registrant's   Registration
          Statement on Form 10 dated February 22, 1995).

                      d.   Bylaws of OTEF II Assignor Corporation
          (incorporated by reference from Exhibit 3(d) to the Registrant's Registration Statement on Form 10 dated
          February 22, 1995).

                       Exhibit  No. 4 - Instruments defining  the
            rights of security holders, including indentures.

                       a.   Certificate of Limited Partnership of
          Oxford Tax Exempt Fund II Limited Partnership (incorporated by reference from Exhibit No. 4(a) to Registrant's Registration Statement on Form 10 dated February 22, 1995).

                       b.    Agreement of Limited Partnership  of
          Oxford Tax Exempt Fund II Limited Partnership (incorporated by reference from Exhibit 4(b) to the Registrant's Registration Statement on Form 10 dated February 22, 1995).

                      c.   Amendment to the Certificate of Limited
          Partnership  of  Oxford  Tax  Exempt  Fund  II  Limited
          Partnership (incorporated by reference from Exhibit 4(c) to the Registrant's Registration Statement on Form 10 dated February 22, 1995).

                       d.    First Amendment to the Agreement  of
          Limited Partnership of Oxford Tax Exempt Fund II Limited Partnership (incorporated by reference from
          Exhibit 4(d) to the Registrant's Registration Statement on Form 10 dated February 22, 1995).

                        e.     Form   of  Amended  and   Restated
          Certificate and Agreement of Limited Partnership of Oxford Tax Exempt Fund II Limited Partnership (incorporated by reference from Exhibit 4(e) to the Registrant's Registration Statement on Form 10 dated February 22, 1995).

                       f.   Second Amended and Restated Agreement
          of Limited Partnership of Oxford Tax Exempt Fund II Limited Partnership (incorporated by reference from Exhibit 4(f) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.)

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-K

                       PART IV (continued)

                      Exhibit No. 10 - Material contracts.

                      a.   Amended and Restated Yield Maintenance
          Reserve   Agreement  dated  as  of   August   1,   1988.

                       b.    Form  of BAC Holder Rights Agreement.

                      c.   Trust Indenture and Loan Agreement for
          Southridge-Oxford Limited Partnership.

                     d.    Stipulation of Settlement  filed  with
          the U.S. District Court for the District of Maryland on November 18, 1996.

                     Exhibit No. 13 - Annual report to security holders, etc.

                      a.    Annual  Report  for  the  year  ended
          December   31,  1996,  ("filed"  only  to  the   extent
          material therefrom is specifically incorporated by reference).

          (b)  Reports on Form 8-K.

     Form 8-K was filed with the Commission on December 6, 1996 to report the refunding of seven of the 15 existing tax-exempt mortgage revenue bonds ("Existing MRBs") and the preliminary approval, on November 21, 1996, of the settlement between OTEF II and certain of its affiliates as defendants and the class of BAC Holders as plaintiffs in putative class and derivative lawsuits consolidated as In re Oxford Tax Exempt Fund Securities Litigation, No. WMN 95-3643 (D.Md.).

     Information responsive to this Item is contained under the headings "Report of Management" at pages 18 through 26, and "Notes to Financial Statements" at pages 32 through 47 of the 1996 Annual Report which is incorporated herein by reference.

                No financial statements were filed as part of this Form 8-K.

          (c) The list of Exhibits required by Item 601 of regulation S-K is included in Item 14(a)(3) above.

          (d)  Financial Statement Schedules.

     See Item 14(a)(2) above.

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-K

                      CROSS REFERENCE SHEET

    The item numbers and captions in Parts I, II, III, and IV hereof and the page and/or pages in the referenced materials where the corresponding information appears are as follows:

                                                       Sequenti
                                                         ally
            Item                  Reference Materials  Numbered
                                                        Page(s)

1.  Business                       1996 Annual Report      pps 13-17 and
                                                               32-47

2.  Properties                     1996 Annual Report      pps 13-17

3. Legal Proceedings               1996 Annual Report    pps 18-26 and
                                                            32-47

5.  Market   for  Registrant's     1996 Annual Report    pps 12, 18-26 and
   Partnership  Interest  and                               32-49
   Related Matters

6.  Selected Financial Data        1996 Annual Report      pp 12

7.  Management's    Discussion     1996 Annual Report      pps 18-26
  and  Analysis of Financial
   Condition  and Results  of
   Operations

8.  Financial  Statements  and     1996 Annual Report      pps 27-47
  Supplementary Data

11. Executive Compensation         1996 Annual Report      pp 36

14.  Exhibits,        Financial     1996 Annual Report      pps 27-47
  Schedules  and Reports  on
  Form 8-K

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-K

                          EXHIBIT INDEX

(Listed according to the number assigned in the Exhibit Table in Item 601 of Regulation S-K).

(13) 1996 Annual Report to Security Holders.

   Oxford Tax Exempt Fund II Limited Partnership's Report dated
December 31, 1996, follows on sequentially numbered pages 10 through 51 of this report.

(27) Financial Data Schedule.

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-K

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


Date: 04/15/97    By:  /s/  Richard R. Singleton
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



Date: 04/15/97    By:  /s/  Leo E. Zickler
      --------         -----------------------------------------
                       Leo E. Zickler
                       Chairman of the Board of Directors and
                         Chief Executive Officer



Date: 04/15/97    By:  /s/  Francis P. Lavin
      --------         ----------------------------------------
                       Francis P. Lavin
                       Director and President



Date: 04/15/97    By:  /s/  Robert B. Downing
      --------         ----------------------------------------
                       Robert B. Downing
                       Director and Executive Vice President


    No proxy material has been sent to the Registrant's security holders. The Partnership's 1996 Annual Report is expected to be mailed to OTEF II BAC Holders before May 15, 1997.

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                       1996 Annual Report





















          CONTENTS

          Selected Financial Data
          Description of Mortgaged Properties
          Report of Management
          Report of Independent Accountants
          Balance Sheets
          Statements of Income
          Statement of Partners' Capital
          Statements of Cash Flows
          Notes to Financial Statements
          Distribution Information
          General Partnership Information
          Instructions for Investors who wish to reregister or transfer OTEF II BACs

--------------------------------------------------------------------------------------------------------------------------
Selected Financial Data (in thousands)
--------------------------------------------------------------------------||----------------------------------------------
                                                                          ||
                                                                          ||
                                                (Unaudited)               ||
                                              PRO FORMA<F13> OTEF II<F12> ||                          OTEF<F2>
                                     For the      For the   Seven months  ||----------------------------------------------
                                    year ended   year ended     ended     || Five months  For the Years Ended December 31,
                                   December 31, December 31, December 31, ||    ended    |--------------------------------
FINANCIAL HIGHLIGHTS<F1>               1996        1995         1995      ||May 31, 1995 |   1994      1993      1992
--------------------------------------------------------------------------||-------------|--------------------------------
                                                                          ||             |
Total Assets                         $228,733    $174,034     $174,034    || $163,856    | $168,568  $178,372  $189,537
Investment in Existing MRBS          $ 48,705    $164,000     $164,000    || $153,032    | $158,599  $173,321  $184,734
Investment in Series A Bonds         $ 96,919    $      0     $      0    || $      0    | $      0  $      0  $      0
Investment in Series B Bonds         $ 69,905    $      0     $      0    || $      0    | $      0  $      0  $      0
Total Revenue                        $ 19,762    $ 16,626     $  9,610    || $  2,452    | $  4,137  $  2,651  $  2,097
Net Income                           $ 14,912    $ 15,210     $  8,369    || $  2,277    | $  3,727  $  2,246  $  1,664
Net Income Allocated to BAC Holders  $ 14,614    $ 14,906     $  8,202    || $  2,232    | $  3,652  $  2,201  $  1,631
Net Income per BAC                   $  48.71    $  49.69     $  27.34    || $   7.44    | $  12.17  $   7.34  $   5.44
Municipal Income (Tax Basis)         $ 14,644    $ 16,210     $  8,369    || $  7,841    | $ 16,911  $ 13,211  $ 12,786
Municipal Income Allocated to BAC                                         ||             |
  Holders (Tax Basis)                $ 14,351    $ 15,886     $  8,202    || $  7,687    | $ 16,573  $ 12,946  $ 12,530
Municipal Income per BAC (Tax Basis) $  47.84    $  52.96     $  27.34    ||    25.62    |    55.24     43.16     41.77
Cash Distributions per BAC              47.60<F9>   47.60<F8>    35.70<F7>||    11.90<F6>|    45.00<F5> 44.07<F4> 42.52<F3>
OTEF II BACs Outstanding              299,995     299,995      299,995    ||  299,995    |  299,995   299,995   299,995
Number of BAC Holders                  15,678      15,061       15,061    ||   15,249    |   15,359    15,585    15,746
--------------------------------------------------------------------------||-------------|--------------------------------

<F1> A  reconciliation  of  the  major  differences  between  financial statement income and municipal income, net for tax
     purposes, is as follows:                                             ||
                                                                          ||
                                               (Unaudited)                ||
                                              PRO FORMA<F13> OTEF II<F12> ||                          OTEF<F2>
                                     For the      For the    Seven months || ---------------------------------------------
                                    year ended  year ended      ended     || Five months  For the Years Ended December 31,
RECONCILIATION TO                  December 31, December 31, December 31, ||   Ended     |--------------------------------
MUNICIPAL INCOME                        1996       1995         1995      ||May 31, 1995 |     1994      1993     1992
--------------------------------------------------------------------------||-------------|--------------------------------
Net Income per financial                                                  ||             |
  statements (GAAP)                  $14,912     $16,210      $8,369      || $2,227      | $ 3,726   $ 2,246   $ 1,664
Add:                                                                      ||             |
  Equity method adjustments:                                              ||             |
  --Equity Income<F10>                     0           0           0      || (2,305)     |  (3,949)   (2,597)   (2,038)
  --Interest received<F11>                 0           0           0      ||  7,869      |  18,591    13,562    13,482
  Accrued base interest/-                                                 ||             |
   (reduction)/other                    (268)<F14>     0           0      ||      0      |  (1,457)        0      (322)
--------------------------------------------------------------------------||-------------|--------------------------------
Municipal income,                                                         ||             |
  net for tax reporting purposes     $14,644     $16,210      $8,369      || $7,841      | $16,911   $13,211    $12,786
--------------------------------------------------------------------------||-------------|--------------------------------
<F2> Prior  to  June  1, 1995, OTEF accounted for its  investment  in  the
     Operating Partnerships under the equity method, which treated interest paid by  the  Operating Partnerships as a reduction in its investment, and  also recorded  as an increase or reduction in its investment its equity interest in the aggregate income or losses of the Operating Partnerships.
<F3> Includes quarterly distributions of $10.32 per BAC distributed in May of 1992, $10.63 in August and November of 1992, and $10.94 in February  of
     1993.
<F4> Includes quarterly distributions of $10.94 per BAC distributed in May,
     August and November of 1993, and $11.25 in February of 1994.
<F5> Includes quarterly distributions of $11.25 per BAC distributed in May,
     August and November of 1994, and $11.25 in February of 1995.
<F6> Includes quarterly distributions of $11.90 per BAC distributed in May of 1995.
<F7> Includes  quarterly distributions of $11.90 per  BAC  distributed  in
     August and November of 1995, and $11.90 in February of 1996.
<F8> Includes quarterly distributions of $11.90 per BAC distributed in May,
     August and November of 1995, and $11.90 in February of 1996.
<F9> Includes quarterly distributions of $11.90 per BAC distributed in May,
     August and November of 1996, and $11.90 in February of 1997.
<F10>Represents  OTEF's  share  of  the  Operating  Partnerships'  annual financial statement income recognized while under the equity method.
<F11>Under the equity method, all interest income received on the Existing
     MRBs is treated as a reduction of the bond investment amount.
<F12>Effective on June 1, 1995, with the transfers of all units of OTEF to
     OTEF  II, OTEF II began accounting for its investments in Existing MRBs  in accordance  with  Statement  of  Financial Accounting  Standards  No.  115-
     Accounting for Certain Investments in Debt and Equity Securities ("SFAS No.
     115"),  as more fully described in the Notes to Financial Statements.   For
     federal income tax purposes, OTEF II is considered a continued entity.
<F13>The pro forma financial information reflects the adoption of SFAS No.
     115 as of January 1, 1995.  Although Pro Forma Total Revenue and Net Income
     is  shown  without $1 million in nonrecurring Oxford advances made  to  the
     Operating Partnerships which used these funds to pay OTEF in January  1995, for  purposes  of Reconciliation to Municipal Income, the  Net  Income  per
     financial  statements (GAAP) does reflect the $1 million paid  to  OTEF  in
     January 1995.
<F14>For  1996 represents (i) for GAAP purposes, payment of legal  fees  in connection  with  the  settlement of the class action suit  totaling  $2.5 million  expensed  in 1996, which will not be reflected  for  tax  purposes until  1997;  (ii)  a  portion  of  the Partnership's  expenses,  for  GAAP purposes, totaling approximately $1,012,000 that was not expensed  in  1996 for  tax purposes; and (iii) write-off of prior years' tax accrual totaling
     $3,780,000.

-----------------------------------------------------------------
DESCRIPTION OF MORTGAGED PROPERTIES
-----------------------------------------------------------------

    The  following  pages contain brief descriptions  of  the  14
Mortgaged  Properties.   Unless otherwise indicated,  information
provided herein is as of December 31, 1996.

Chesapeake Landing, Aurora, Illinois (Fox Valley Oxford Limited
Partnership).

   Chesapeake Landing is a 416-unit garden apartment community on 20 acres located 35 miles west of downtown Chicago and within 30 minutes of O'Hare International Airport. The Fox Valley Regional Mall is located directly across from Chesapeake Landing. Construction was completed in June 1987. Aurora is the second largest city in the Chicago metropolitan area. The apartment community consists of 17 buildings, including 15 two- and three-story buildings, a clubhouse, and a maintenance building. Each unit has a private balcony or patio, a full-size washer and dryer, and cable television hook-up. Amenities include a heated swimming pool, clubhouse, indoor exercise facilities, tennis and racquetball courts, a volleyball court, sauna, Jacuzzi, fireplaces in selected units, and carports and garages. Occupancy was 88% and 89% as of December 31, 1996 and 1995, respectively.

    There are approximately eight multifamily rental communities containing an aggregate of approximately 3,000 units located within five miles of the site. Average occupancy at these communities was approximately 89% as of December 31, 1996. One of these communities is contiguous to Chesapeake Landing and is owned by an Oxford-affiliated partnership. Chesapeake Landing and the contiguous community share all of the facilities owned by both communities. Construction is underway at four multifamily sites, all within five miles of Chesapeake Landing. There is a planned development for at least six other multifamily communities in the Aurora/Naperville area, all within 8-10 miles of Chesapeake Landing.

Island Club, Columbia, Maryland (Allview Oxford Limited
Partnership).

   Island Club is a 176-unit garden apartment community in Columbia, Maryland, which is part of the Baltimore-Washington corridor. Construction was completed in March 1987. Island Club is situated on 10 acres and consists of seven two- and three-story apartment buildings and a clubhouse. Buildings are garden style with lapped 100% cedar siding exterior. Each unit has a private balcony or patio, individually controlled heating and air conditioning, and a washer and dryer. Some units contain wood-burning fireplaces or bay windows. Amenities include a swimming pool, clubhouse, exercise room, Jacuzzi, tot lots, carports, and a sauna. Occupancy was 92% and 96% as of December 31, 1996 and 1995, respectively.

    There  are approximately 8,400 multifamily units in Columbia.
Average occupancy at these communities was approximately 90% as of December 31, 1996. There are no known rental communities under construction in the Island Club market area.

Northwoods, Middletown, Connecticut (Middletown Oxford Limited
Partnership).

   Northwoods is a 336-unit garden apartment community located adjacent to Interstate 91, approximately five miles from the central business district of the City of Middletown and 13 miles from downtown Hartford. Construction was completed in July 1987. Northwoods consists of 13 three-story apartment buildings situated on approximately 17 acres. Each apartment unit has a private balcony or patio, a washer and dryer, and cable television hook-up. Additional amenities include a heated swimming pool, clubhouse, exercise room, sauna, whirlpool bath, and carports. Rent premiums are charged for wood-burning fireplaces, carports, bay windows, and pets. Occupancy was 97% and 91% as of December 31, 1996 and 1995, respectively.

    There are four comparable multifamily rental communities containing an aggregate of approximately 998 units located within one mile of Northwoods. Occupancy at these communities was approximately 92% as of December 31, 1996. There are no known rental communities under construction in the Northwoods market area.

Reflections,     Virginia     Beach,     Virginia      (Tidewater
Oxford Limited Partnership).

   Reflections is a 480-unit garden apartment community located within one mile of the Virginia Beach Expressway and two miles from the 1.2 million square foot Lynnhaven Mall. Construction was completed in September 1987. Reflections, situated on approximately 50 acres, consists of 17 two- and three-story buildings and a clubhouse, all of wood frame construction. Each unit has a private balcony or patio, washer and dryer hook-up connections, and cable television hook-up. Amenities include a swimming pool, a clubhouse with an exercise room, two racquetball courts, whirlpool bath, a jogging path, three tennis courts, a volleyball court, a gazebo, a barbecue pit, and a picnic area. Rent premiums are charged for bay windows, scenic views, carports, garages, and wood-burning fireplaces. Occupancy was 89% and 93% as of December 31, 1996 and 1995, respectively.

    There are nine comparable multifamily rental communities containing an aggregate of approximately 2,900 apartment units located in Virginia Beach within a five-mile radius of the site, including Runaway Bay, which is owned by an affiliate of Oxford. Average occupancy at these communities was approximately 93% as of December 31, 1996. There are no known rental communities under construction in the Reflections market area.

San     Bruno,     San    Bruno,    California     (San     Bruno
Oxford Limited Partnership).

   San Bruno is a 308-unit garden apartment community on 13 acres in San Mateo County, 14 miles south of downtown San Francisco and
three  miles northwest of the San Francisco Airport.   San  Bruno
has excellent access to freeways and retail and commercial infrastructure. The property's location provides good views of the bay and ocean. Construction was completed in July 1987. San Bruno consists of 16 buildings, including 14 two- and three-story apartment buildings, a clubhouse, and a maintenance building. Each unit has a private balcony or patio, intrusion alarms, frost-free refrigerators, dishwashers, self-cleaning ovens, and washer and dryer hook-ups. Top-floor units have fireplaces. Amenities include a swimming pool, spa, tanning bed, sauna, exercise facility, community laundry rooms, private storage, and enclosed parking. Small pets are accepted. Occupancy was 99% and 97% as of December 31, 1996 and 1995, respectively.

    There are eight multifamily rental communities, containing an aggregate of approximately 3,260 units, located within six miles of San Bruno. Average occupancy at these communities was approximately 98% as of December 31, 1996. The average age of the apartments in the area is 22-27 years. There are no known rental communities under construction in the San Bruno market area.

Hunt Club, Austin, Texas (Travis One Oxford Limited Partnership).

   Hunt Club is a 384-unit garden apartment community on 17 acres located 12 miles north of the City of Austin and within eight miles of a major shopping mall. Construction was completed in March 1987. Three employment centers are located less than four miles from the site. The community consists of 23 two- and three-
story  buildings  and  a  clubhouse  and  cabana,  all  of   wood
frame/brick  veneer construction.  Each unit  has  a  balcony  or
patio,  washer and dryer, and cable television hook-up.   Various
units contain wood-burning fireplaces, coffered ceilings with fan, bay windows, and microwave ovens. Amenities include two swimming pools, indoor Jacuzzi and outdoor spa, fully-equipped fitness room, two saunas, two tennis courts, carports, garages, and two racquetball courts. Occupancy was 86% and 95% as of December 31, 1996 and 1995, respectively.

    There are eight comparable multifamily rental communities containing an aggregate of approximately 2,387 units located within three miles of Hunt Club. As of December 31, 1996, the average occupancy at these communities was approximately 90%. Additionally, a 512-unit rental community and a 260-unit rental community are under construction less than four miles from Hunt Club.

Savannah      Trace,     Schaumburg,     Illinois     (Schaumburg
Oxford Limited Partnership).

  Savannah Trace is a 368-unit garden apartment community located on 28 acres in southwest Schaumburg. Construction was completed in July 1987. Woodfield Mall, one of the world's largest enclosed shopping centers (2.2 million square feet), is 15 minutes to the north. The community consists of 34 two-story apartment buildings and a clubhouse. Each unit has a private balcony or patio, washer and dryer, and cable television hook-up. Amenities include a heated swimming pool, clubhouse, billiards room, and two tennis courts. Occupancy was 89% and 92% as of December 31, 1996 and 1995, respectively.

    There are seven multifamily rental communities containing an aggregate of approximately 3,000 units located within eight miles of Savannah Trace. Average occupancy at these communities was approximately 90% at December 31, 1996. There are no known rental communities under construction in the Savannah Trace market area.

The        Harbour,       Melbourne,       Florida        (Apollo
Oxford Associates Limited Partnership).

   The Harbour is a 162-unit garden apartment community located approximately one and one-half miles from downtown Melbourne. Construction was completed in April 1987. This property is situated on 29 acres of wooded property and features 2,500 feet of frontage on the Eau Gallie River Intercoastal Waterway. The Harbour consists of eight two- and three-story apartment buildings. Each unit has a private screened-in balcony or patio, a washer and dryer, individually controlled heating and air conditioning, and cable television hook-up. Amenities include a clubhouse, a swimming pool, tennis courts, a cabana, a volleyball court, boat ramp, exercise facility, and a Jacuzzi. Occupancy was 93% and 98% as of December 31, 1996 and 1995, respectively.

     There are 13 comparable multifamily rental communities containing an aggregate of approximately 3,000 units located within 11 miles of the site. As of December 31, 1996, average occupancy at these communities was approximately 90%. One of these communities is contiguous to The Harbour and is owned by an Oxford-affiliated partnership. The Harbour and the contiguous community each have a right to share some of the facilities owned by the other community. Additionally, a 216-unit rental community is under construction 13 miles from The Harbour. This project is scheduled to break ground in early 1997 in the North Melbourne area.

Windsor Park, Westridge, Virginia (Westridge Oxford Limited
Partnership).

   Windsor Park is a 220-unit garden apartment community on approximately 16 acres in eastern Prince William County, Virginia. Construction was completed in May 1987. The property, located off Route 123 in the planned residential community of Westridge, is three miles west of Woodbridge and approximately 15 miles south of Washington, D.C. Windsor Park consists of 12 two- and three-story buildings and a clubhouse, all of wood frame construction. Each unit has a private balcony or patio, a washer and dryer, vertical or mini-blinds, and cable television hook-up. Various units contain wood-burning fireplaces and bay windows. Amenities include a swimming pool, indoor Jacuzzi, a clubhouse with an exercise room, a lounge, a racquetball court, a volleyball court, a picnic area with designated barbecue areas, a tot lot for children, and a car wash area with vacuum. Occupancy was 95% as of December 31, 1996 and 1995.

    There are seven comparable multifamily rental communities containing an aggregate of approximately 2,100 units located within 10 miles of Windsor Park. One of these communities is contiguous to Windsor Park and is owned by an Oxford-affiliated partnership. Windsor Park and the contiguous community each have a right to share some of the facilities owned by the other community. As of December 31, 1996, the average occupancy in the market area was approximately 96%. Two communities are currently under construction. Summerland Heights is a 206-unit tax credit property that is scheduled to open in April 1997. This community will offer one-, two- and three-bedroom apartments at affordable prices. River Run, a new senior living community that is also a tax credit property, will offer one and two bedroom apartments. This property is scheduled to open in May 1997.

Windrift  at  Seaview  Ridge, Oceanside,  California  (Southridge
Oxford Limited Partnership).

   Windrift at Seaview Ridge is a 404-unit garden apartment community on 27 acres located approximately 35 miles north of the San Diego International Airport and 12 miles east of downtown Oceanside. Construction was completed in November 1987. Windrift at Seaview Ridge consists of 40 two-story apartment buildings, one clubhouse, and three cabanas. Each unit has a private balcony or patio, washer and dryer hook-ups, dishwasher, outside storage, one assigned covered parking space, and cable television hook-up. Amenities include two swimming pools, exercise room with dry sauna, two racquetball courts, one tennis court, and three Jacuzzis. Occupancy was 98% as of December 31, 1996 and 1995.

     There are 19 comparable multifamily rental communities containing an aggregate of approximately 4,700 units located within six miles of Windrift at Seaview Ridge. Average occupancy of these communities was approximately 97% as of December 31, 1996. There are no known rental communities under construction in the Windrift at Seaview Ridge market area.

Chambrel at Club Hill Senior Living Community, Garland, Texas
(Colonel I  Oxford Limited Partnership).

    Chambrel at Club Hill Senior Living Community is a 260-unit retirement community on 16 acres located approximately 10 miles northeast of downtown Dallas. Construction was completed in early 1988. Each independent unit has a fully equipped kitchen, a balcony or patio, and a 24-hour emergency response system. The community offers food services, scheduled transportation services, utilities, flat laundry services, housekeeping, and various social activities. The community building, which is connected to the residential buildings by covered walkways, provides a focal point for dining, exercise classes, and wellness and fitness programs. Amenities include a swimming pool, heated indoor whirlpool bath, covered walking paths, an arts and crafts activity center, a music room, a library, a physical therapy and fitness room, and a barber/beauty shop. Occupancy was 89% and 91% as of December 31, 1996 and 1995, respectively.

    There are 10 retirement communities, containing an aggregate of approximately 1,600 units, located within 10 miles of Chambrel at Club Hill. Average occupancy at these communities was in excess of 90% as of December 31, 1996. There are no known rental communities under construction in the Chambrel at Club Hill market area.

Chambrel at PineCastle Senior Living Community, Ocala, Florida
(Ocala  Oxford Limited Partnership).

    Chambrel at PineCastle Senior Living Community is a 161-unit retirement community constructed on 14 acres located 80 miles northwest of Orlando, Florida, and three miles from downtown Ocala. Construction was completed in March 1987. Three full-care nursing home facilities, two hospitals, and numerous doctors' offices are located within two miles of the community. Each independent unit has a fully equipped kitchen, individually controlled heating and air conditioning, and an emergency response system. The community offers food services in a community dining room, scheduled transportation services, and various social activities. First-floor units have sliding glass patio doors and patio entries. Assisted Living units have a range with an oven, refrigerator, garbage disposal, 50% independent temperature control and 50% shared temperature control. Amenities include a swimming pool, spa and exercise room with a whirlpool bath, a shuffleboard court, walking trails, laundry facilities, game rooms, arts and crafts rooms, library, and a beauty salon. Occupancy was 94% as of December 31, 1996 and 1995.

     There are 12 nursing and assisted living retirement communities containing an aggregate of approximately 1,200 units located within 12 miles of Chambrel at PineCastle. Average occupancy at these communities was in excess of 89% as of December 31, 1996. Sterling House is under construction and located one-half mile east of Chambrel at Pine Castle. It will have 42 assisted living facility units and is scheduled to open in May 1997.

Chambrel at Williamsburg Senior Living Community, Williamsburg,
Virginia (Williamsburg - Oxford Limited Partnership).

   Chambrel at Williamsburg Senior Living Community is a 256-unit retirement community constructed on 58 acres in James City County. Construction was completed in November 1987. The property is located one and one-half miles west of Colonial Williamsburg, across the street from a community hospital, nursing home, clinic, and doctors' offices. Each unit has a fully equipped kitchen, a balcony or patio, individually controlled heating and air conditioning, and an emergency response system. Amenities and programs include food services, scheduled transportation services and social programs, a library, parlors, health suites, craft and exercise rooms, a Jacuzzi, a barber/beauty shop, a swimming pool, gardens, and a walking trail. Chambrel at Williamsburg offers three styles of living: independent, enriched and assisted. Occupancy was 97% and 92% as of December 31, 1996 and 1995, respectively.

    The other existing retirement community in the immediate area is at an occupancy of 100%. Five other competitive retirement communities are located in Newport News, Hampton, Virginia Beach and Richmond. The average occupancy at these communities as of December 31, 1996 was approximately 94%. There are no known rental communities under construction in the Chambrel at Williamsburg's market area.

Chambrel at Montrose Senior Living Community, Copley Township,
Ohio (Akron One Retirement  Oxford Limited Partnership).

    Chambrel at Montrose Senior Living Community is a 168-unit retirement community located in northwest Akron, Ohio, adjacent to Fairlawn, an upper income suburb of Akron. Construction was completed in April 1987. The community is centrally located and offers easy access to public transportation, several shopping centers, churches, restaurants, and medical offices. Chambrel at Montrose consists of one building situated on a nine-acre site. Each unit has a fully equipped kitchen and individual heating and air conditioning controls. The large two-bedroom, two-bath deluxe units have an in-apartment utility room with washer and dryer hook-up. Balconies are featured in some units. Independent Living rental payments include one meal each day in the community dining room, all utilities except telephone, flat laundry and housekeeping services, and an emergency response system. Additional meals and laundry services are available at additional cost. The community has a library, an arts and crafts room, a community room, a barber/beauty shop, greenhouse, exercise and sauna facilities, scheduled transportation, concierge services, and cable television hook-up. Occupancy was 99% and 83% as of December 31, 1996 and 1995, respectively.

    There are three comparable retirement communities containing an aggregate of approximately 500 units in the market area. Average occupancy of these communities was approximately 98% as of December 31, 1996. Copeland Oaks, located 13 miles from Chambrel at Montrose, is a Lifecare community presently under construction. Construction completion is planned for mid-1997.

-----------------------------------------------------------------
REPORT OF MANAGEMENT
-----------------------------------------------------------------

   The following report provides additional information about the financial condition of Oxford Tax Exempt Fund II Limited Partnership, a Maryland limited partnership ("Oxford Tax Exempt Fund II," "OTEF II," or the "Partnership"), as of December 31, 1996, and its results of operations and cash flows for the period then ended. This report and analysis should be read together with the financial statements and related notes thereto and the selected financial data appearing elsewhere in this Annual Report.

Recent Developments
    On December 2, 1996, an Information Memorandum was furnished to the holders of beneficial assignee interests (the "OTEF II BAC Holders"), which represent assignments of limited partnership interests in OTEF II (the "OTEF II BACs"), in connection with and as part of the settlement of certain putative class and
derivative  action  litigation  ("OTEF  II  Litigation").    This
Information Memorandum described the new business plan (the "Liquidity and Growth Plan") for OTEF II and provided OTEF II BAC Holders with the information necessary to make an informed decision regarding whether they wished to exchange their OTEF II BACs for a new class of BACs (the "Status Quo BACs" or "SQBs"). These are discussed below. For a summary of the OTEF II Litigation and the terms of the settlement, see Note 8 to the Financial Statements.

Status Quo BACs
    Approximately 4.3% of the OTEF II BAC Holders have elected to convert their OTEF II BACs to SQBs. The SQBs represent interests only in the existing mortgage revenue bonds ("Existing MRBs"), as refunded, and not in the new assets that will be acquired by OTEF II pursuant to the terms of the Liquidity and Growth Plan (described below). The SQBs are designed to replicate, to the extent possible, the economic interest that the holders of the SQBs (the "Status Quo BAC Holders") would have had in the
Existing MRBs, as refunded, if the partnership agreement for Oxford Tax Exempt Fund Limited Partnership ("OTEF"), OTEF II's predecessor, had continued to govern and the Liquidity and Growth Plan was not implemented.

    The Status Quo BAC Holders will not share in the growth and the other benefits expected to be achieved under the Liquidity and Growth Plan. The SQBs will not be listed on any securities exchange, and it is not expected that there will be an active trading market for them. In addition, the Status Quo BAC Holders will not be allocated any capital losses for federal income tax purposes that may result from the disposition of the Existing
MRBs or interests therein or new assets. The Status Quo BAC Holders will have the right, however, to require that OTEF II purchase or redeem the SQBs under the terms described in the Information Memorandum.

Liquidity and Growth Plan
    As  described   below,  under  the
Liquidity and Growth Plan: (i) OTEF II will apply to list the OTEF II BACs for trading on a national securities exchange, and
(ii) the proceeds from the sale of the bonds issued in the refunding of the Existing MRBs or interests therein or any debt issued by OTEF II and secured by such assets (together, the "Financing") and any additional funds that OTEF II may obtain will be invested in new assets. The Managing General Partner believes that the Liquidity and Growth Plan will allow OTEF II to take advantage of attractive investment opportunities and thereby increase cash distributions and value to the holders of the OTEF II BACs ("Liquidity BAC Holders").

Listing of OTEF II BACs  Liquidity and Trading Market
     The Managing General Partner is currently involved in discussions with one or more national securities exchanges and expects OTEF II to formally apply for listing on one of them in the near future. In addition, prior to listing or shortly after listing, OTEF II will divide or "split" the outstanding OTEF II BACs into smaller denominations to enhance trading in, and liquidity of, the OTEF II BACs and encourage a broader range of investors. It is expected that the division will result in the issuance of approximately 20 to 25 new OTEF II BACs for each outstanding OTEF II BAC.

Issuance of New BACs

    All OTEF II BACs currently are held in uncertificated, book-entry form on OTEF II's books. Nevertheless, the OTEF II positions of many OTEF II BAC Holders are reported on their brokerage account statements, and distributions made by OTEF II are credited directly to their brokerage accounts.

   In connection with the listing of the OTEF II BACs for trading and the issuance of the New BACs, OTEF II will issue certificates representing ownership of the New BACs. Unless OTEF II is instructed otherwise (as described below), those OTEF II BAC Holders whose OTEF II BACs are currently reported on their brokerage account statements will not receive certificates for their New BACs. Instead, the New BACs for such holders will be issued in a form that will: (i) enable the New BACs to continue to be reported on their account statements; (ii) enable all distributions payable with respect to such New BACs to continue to be credited directly to their brokerage accounts; and (iii) enable such OTEF II BAC Holders to hold or sell the New BACs through their brokerage firm accounts. Such form of issuance is referred to as "street name" issuance, and is the same form that generally applies to traded securities held in a brokerage account.

   The Status Quo BACs will be issued in the same uncertificated, book-entry form as the current OTEF II BACs.

Business Plan for Growth
    Under the Liquidity and Growth Plan, OTEF II will invest the proceeds of the Financing and any additional funds that OTEF II may obtain in new assets described below to increase the distributions payable with respect to the New BACs and the value to the Liquidity BAC Holders.

   Refunding and Financing. As of December 31, 1996, OTEF II had refunded 10 of the Existing MRBs, which comprise approximately two-thirds of OTEF II's portfolio. An additional two Existing MRBs were refunded during the first quarter of 1997. It is expected that the refunding of the two remaining Existing MRBs will close during 1997. Refunding an Existing MRB means exchanging that bond for newly issued refunding bonds ("Refunding Bonds") with approximately the same principal amount, an extended maturity and restructured interest rates that increase each year during the terms of the Refunding Bonds and that are designed to require the limited partnerships which own the properties securing the bonds (the "Operating Partnerships") to pay substantially all of their projected cash flow as interest on the Refunding Bonds.

    The Refunding Bonds are structured so as to consist of senior bonds ("Series A Bonds") and subordinated bonds ("Series B Bonds"). This senior/subordinated structure will permit OTEF II to undertake the Financing, pursuant to which it will sell all or a portion of the Series A Bonds (or interests therein) that are designated as Liquidity Assets, or issue debt that may be secured by such assets, new assets or both. OTEF II will retain the related Series B Bonds for the benefit of the Liquidity BAC Holders, and will retain both the senior Series A Bonds and the subordinated Series B Bonds, or interests therein, that are designated as Status Quo Assets for the benefit of the Status Quo BAC Holders. See "Report of Management - Refunding Bonds."

    In addition to the proceeds from the Financing, OTEF II may acquire new assets: (i) from the proceeds of sales or other dispositions of the Refunding Bonds and the proceeds from principal payments with respect to the Refunding Bonds (except for the portion of such proceeds allocable to the SQBs); (ii) from the proceeds of sales or other dispositions of new assets and the proceeds from principal payments with respect to new assets; (iii) from the proceeds of issuances of additional equity securities, including additional limited partnership interests in OTEF II and additional OTEF II BACs; (iv) by issuing additional equity securities in exchange for new assets; or (v) by borrowing funds from lenders or by issuing evidences of indebtedness. Although the Managing General Partner is authorized under OTEF II's partnership agreement to reinvest cash flow in new assets, it has no current plans to do so in the foreseeable future.

   Investment in New Assets. The Managing General Partner intends to invest primarily in additional mortgage revenue bonds and securities of other entities which primarily hold tax-exempt mortgage revenue bonds. OTEF II also may invest in multifamily real estate, senior living facilities or residential health care facilities, or other direct or indirect debt or equity interests in such real estate, some of which may give rise to taxable income, but the Managing General Partner does not currently expect that these types of investments will be a significant part of its business in the foreseeable future. (All of the foregoing are referred to collectively as "New Assets".)

    OTEF II generally will acquire additional mortgage revenue bonds and taxable bonds that are not rated by any of the nationally recognized rating agencies (such as Moody's Investor Services, Inc. or Standard & Poor's Ratings Group) and that are not credit-enhanced at the time of acquisition, although OTEF II may seek to have all or a portion of such bonds credit-enhanced or rated at a future date. It also is expected that OTEF II may invest in bonds, including bonds that may be secured by bonds or mortgages that are subordinated to senior bonds or mortgages held by third parties, on terms that will permit it, in many cases, to participate (either through stepped interest rates or otherwise) in the future growth and increase in value of the properties financed by such bonds. In addition, in the case of bonds that require restructuring, it is anticipated that OTEF II may be able to acquire such bonds on a discounted basis, that is, where the nominal principal amount of the bond exceeds the purchase price and/or the estimated current liquidation value of the underlying property.

Liquidity and Capital Resources
    Current Position. OTEF II uses the payments it receives from the Operating Partnerships primarily for distributions to its General Partners and OTEF II BAC Holders, to pay administrative expenses, to pay for the costs associated with the implementation of the 1995 OTEF Restructuring Plan, including litigation costs associated with the settlement of the OTEF II Litigation described in Note 8 to Financial Statements, and to fund reserves. Except as may be required in connection with the 1995 OTEF Restructuring Plan, OTEF II has no commitments for capital expenditures. A distribution for the quarter ended December 31, 1996, in the amount of $3,642,796, or $11.90 per BAC, (4.76% per annum on the original $1,000 invested per BAC) was made on February 14, 1997. This distribution is consistent with the distributions made for the previous seven quarters.

Set forth below is a year-by-year comparison of OTEF's and
OTEF II's liquidity:
    1996 versus 1995. As of December 31, 1996, OTEF II held $12,072,000 in cash and cash equivalents, an increase of $2,374,000, or approximately 24.5%, from $9,698,000 in cash and cash equivalents held as of December 31, 1995. The increase in
OTEF II's cash and cash equivalents is due primarily to an increase in payments received from its investments in the Existing MRBs and the Refunding Bonds, and the increase in
Accounts Payable and Accrued Expenses of $2,829,000 (which represents unpaid litigation and settlement costs). The increase in OTEF II's cash and cash equivalents was offset by administrative, governance and litigation costs associated with the implementation of the 1995 OTEF Restructuring Plan which were paid during 1996.

   Cash and cash equivalents represent interest payments received from the Operating Partnerships held in anticipation of: (i) distributions to its General Partners and OTEF II BAC Holders;
(ii) payment of OTEF II's governance and administrative expenses; and (iii) payment of litigation and settlement costs.

    Governance and administrative expenses totaled $1,692,000 for the year ended December 31, 1996, as compared to $1,416,000 for the year ended December 31, 1995 for OTEF II and OTEF. The increase of $276,000 is primarily attributable to an increase in general legal fees relating to the normal operations of OTEF II and an increase in expense reimbursements to the General Partners and their affiliates.

    Litigation and settlement costs, which are costs associated with defending OTEF II against the litigation described in
Note 8 to Financial Statements, totaled $3,158,000 during the year ended December 31, 1996. This amount includes $2.5 million payable by OTEF II with respect to certain attorney's fees and reimbursement of expenses incurred.

    1995 versus 1994. As of December 31, 1995, OTEF II held $9,698,000 in cash and cash equivalents, including the balance transferred from the working capital reserve, an increase of $843,000, or approximately 9.5%, from the total of $7,338,000 in cash and cash equivalents and $1,518,000 in working capital reserve held as of December 31, 1994. The increase in OTEF II's cash and cash equivalents was due primarily to: (i) an increase in payments received from its investments in Existing MRBs, and
(ii) an Oxford advance of an additional $1 million of its remaining Operating Deficit Guarantees to certain Operating
Partnerships which, in turn, used these funds to pay OTEF additional Base Interest in January 1995. The increase in OTEF II's cash and cash equivalents was offset by administrative, governance, issuance, and bond refunding costs associated with the implementation of the 1995 OTEF Restructuring Plan.

    The Managing General Partner of OTEF II determined that a separate working capital reserve was no longer warranted and, accordingly, the amount of the reserve was combined with cash and cash equivalents for financial statement presentation. Cash and cash equivalents represent interest payments received from the Operating Partnerships held in anticipation of: (i) distributions to its General Partners and OTEF II BAC Holders; (ii) payment of OTEF II's administrative expenses; and (iii) payment of governance, issuance and bond refunding costs.

    Governance and administrative expenses totaled $1,241,000 for the seven months ended December 31, 1995 that OTEF II was in operation, and $175,000 for the five months ended May 31, 1995 for OTEF. OTEF II's and OTEF's governance and administrative expenses totaled $1,416,000 for the year ended December 31, 1995, as compared to $410,000 for the year ended December 31, 1994. The increase was primarily attributable to the development of the 1995 OTEF Restructuring Plan.

    1995 Pro Forma. On June 1, 1995, with the transfer of substantially all of the assets of OTEF to OTEF II and the change in managing general partner from Oxford Tax Exempt Fund I Corporation to Oxford Tax Exempt Fund II Corporation, OTEF II began accounting for its investments in Existing MRBs in accordance with Statement of Financial Accounting Standards No. 115-Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"). Accordingly, OTEF II records cash receipts from the Operating Partnerships as interest income rather than as a reduction of its investment in Existing MRBs. Consequently, the first five months of 1995 were presented under the equity method and the last seven months under SFAS No. 115. For purposes of clarity, the Managing General Partner included a "Pro Forma" column in the "Statements of Income" which reflects 1995 Operations as if SFAS No. 115 had applied during the entire year. Oxford advances of $1 million made to the Operating Partnerships and paid to OTEF in January 1995 as additional interest are included in the Statements of Income, but have been excluded for purposes of the pro forma columnar presentation, as these payments are nonrecurring in nature.

    1994 versus 1993. As of December 31, 1994, OTEF held $7,338,000 in cash and cash equivalents, exclusive of working capital reserve, an increase of 104% ($3,741,000) from the $3,597,000 held as of December 31, 1993. This amount represented interest payments received from the Operating Partnerships held in anticipation of: (i) the distribution to Partners made on February 14, 1995; (ii) payment of OTEF's administrative expenses for the quarter ended December 31, 1994; and (iii) costs, expenses and reserves associated with the 1995 OTEF Restructuring Plan. The increase in cash and cash equivalents is discussed below. Administrative and BAC issuance costs paid during 1994 totaled $720,000, as compared to administrative expenses paid in 1993 totaling $421,000 representing an increase of approximately 71% ($299,000). During 1994, OTEF also incurred an additional $555,000 in costs associated with the 1995 OTEF Restructuring Plan.

    The increase in OTEF's cash and cash equivalents was due to several factors. For the year ended December 31, 1994, the distributions received by OTEF from the Existing MRBs and other loans increased to $18,672,000, compared to $14,010,000 for the same period in 1993, as a result of the following two factors:
(i) increases in cash flows from improved property operations of approximately $1.4 million for the year ended December 31, 1994, compared to the same period in 1993, and (ii) $3.3 million of additional interest paid by certain Operating Partnerships during 1994 as a result of advances made by Oxford. The Operating Partnerships did not receive any advances from Oxford during the year ended December 31, 1993. In addition to the increase in distributions from the Existing MRBs, approximately $1.4 million was transferred from the bond depository account to replenish the existing working capital reserve account to $1.5 million. Finally, the Chambrel at Club Hill Senior Living Community repaid to OTEF approximately $800,000 of principal on project loans that were previously advanced, compared to approximately $1 million of principal on project loans repaid from certain Senior Living Communities for the same period in 1993.

   Existing MRBs. As of December 31, 1996, OTEF II held Existing MRBs for four of the Operating Partnerships. An additional two refunding transactions were completed during the first quarter of 1997. It is expected that the refunding of the two remaining Existing MRBs will close during 1997.

    The term of each Existing MRB, and accordingly, each Mortgage Loan is 24 years. The principal will not be amortized during the term of the Existing MRB, and will be required to be repaid in a lump-sum balloon payment at the expiration of the bond term or at such earlier time as OTEF II may require. Beginning on the first day of the thirteenth year and continuing through the end of the fourteenth year, OTEF II may require payment of all principal and deferred interest due, upon 12 months' prior notice. In the fifteenth year (if an Existing MRB has not been repaid earlier), OTEF II will demand payment of principal and deferred contingent interest due. Each Mortgage Loan is nonassumable and due on sale of the Mortgaged Property.

    Existing MRB Interest. The primary source of cash receipts for OTEF II is tax-exempt interest received from the Operating Partnerships pursuant to their debt service obligations under the bond documents and interest earned on OTEF II's cash reserves. The Existing MRBs and the underlying Mortgage Loans continue to provide for the payment of interest at an aggregate annual rate of up to 16%, consisting of Base Interest and additional Contingent Interest. Base Interest is owed at the rate of 8.25% per annum, but is payable only to the extent funds are available from cash flow and sale or refinance proceeds. Unpaid Base Interest is deferred, with additional interest charged on such deferred amounts at the rate of 8.25% per annum, compounded monthly and payable from future cash flow and sale or refinancing proceeds.

   As previously reported, under the 1988 OTEF Restructuring Plan and the Debt Modification Agreements, dated as of April 12, 1995, as amended, OTEF, OTEF II, the Operating Partnerships, and Oxford entered into certain forbearance arrangements which modify many of the terms of the Existing MRBs described above. At such time as the Existing MRBs are refunded, the obligations of the Operating Partnerships will be modified substantially as discussed below.

Refunding Bonds
    Series  A  Bonds.   The  term of  each  Refunding  Bond  and,
accordingly, each Mortgage Loan is 30 years following the date of
refunding.   The  Series A Bonds require interest  only  payments
during  the  first  three years and, thereafter,  are  subject  to
annual  sinking  fund  redemptions  that  will  result  in   full
amortization of the Series A Bonds during the 27-year remaining term.

    Series A Bond Interest and Principal. The Series A Bonds require pre-determined annual sinking fund redemptions based on a 27-year amortization schedule beginning in the fourth year, calculated with an assumed rate of interest of 5.6% per year. Series A Bond interest will be set initially at closing of the refundings and reset annually at a market rate based upon a percentage of the then prevailing one-year U.S. Treasury Bill rate, with a maximum rate of 5.6% per annum. The initial interest rate on the Series A Bonds that have been issued to date is 4.9%. Upon a remarketing, the Series A Bonds may be converted to a different interest rate mode (fixed or floating) and the interest rates may be modified at that time to reflect the prevailing market interest rates for whatever rate mode and remaining term is then applicable.

    Series  B  Bonds.   The  term of  each  Series  B  Bond  and,
accordingly, each Mortgage Loan is 30 years following the date of refunding.

    Series B Bond Interest and Principal. The Series B Bonds accrue interest equal to the product of the Combined Rate (as defined below) multiplied by the total combined principal balance of the Series
A Bonds and the Series B Bonds for each Operating Partnership, less the interest payable on the related Series A Bonds; the resulting amount of interest divided by the principal balance of the Series B Bonds equals the interest accrual rate on the Series B Bonds. Interest-only is payable on the Series B Bonds to the extent of available cash flow of the Operating Partnerships, with the entire principal balance due at maturity.

    Combined Rate. The Combined Rate represents that portion of each Property's projected Cash Flow Before Debt Service ("CFBDS") for each year (projected at the time of the refunding of each Existing MRB) that may be applied to interest on the combined Series A Bonds and Series B Bonds. See Note 7 to Financial Statements for a schedule of the Combined Rates of the Refunding Bonds over the next 10 years.

    Other Sources. In connection with the closing of each Refunding Bond, the applicable Operating Partnership will enter into certain agreements which provide as follows: (i) for so long as the Series A Bonds remain outstanding, each Operating Partnership will apply its net operating income before payment of interest and principal on its Series B Bonds to make loans to the

Operating Partnerships for the payment of interest and principal, and related fees and expenses, reserves and deposits owed by such Operating Partnerships on their respective Series A Bonds to the extent the other Operating Partnerships are unable to make such payments on their respective Series A Bonds, and (ii) for so long as OTEF II owns the majority of the Series B Bonds relating to an Operating Partnership's property and the Managing General Partner of OTEF II is an affiliate of the current Managing General Partner, the Operating Partnerships will deposit into an account available cash flow after the obligations described in subparagraph (i) above have been met and the payments required under that Operating Partnership's Series B Bonds have been made, which funds shall be applied at OTEF II's discretion to, among
other  things,   make loans to other Operating Partnerships  to
enable them to make all debt service payments due on their Series
B Bonds.

    The Operating Partnerships have also made additional interest payments on their Existing MRBs and funded certain costs associated with the bond refundings from two additional sources: advances made by Oxford Development Corporation ("Oxford") pursuant to its operating deficit guarantees, and obligations of Oxford and the Operating Partnerships under the Yield Maintenance Reserve ("YMR") Agreement. At December 31, 1996, only $187,813 of YMR obligations were outstanding; these were satisfied in full by March 4, 1997. As discussed in prior reports, Oxford is continuing to hold proceeds from the $2 million Treasury strip bond that it received on August 15, 1996. At December 31, 1996, Oxford was holding $1,524,432 of such proceeds in an interest-bearing account pending a determination as to which Operating
Partnerships these funds should be allocated.    This allocation
will be based on the individual refunding costs and reserve requirements of the Operating Partnerships.

Results of Operations

   The Partnership's Operations
    1996 versus 1995. Distributions to Partners amounted to $14,571,000 for 1996. This equates to an annual distribution per BAC of $47.60. For financial statement purposes, Net Income and Net Income per BAC were $14,912,000 and $48.71, respectively, for the year ended December 31, 1996. For financial statement purposes, Net Income and Net Income per BAC were $8,369,000 and $27.34, respectively, for the seven-month period ended December 31, 1995 for OTEF II under SFAS No. 115, and $2,277,000 and $7.44, respectively, for the five-month period ended May 31, 1995, under the equity method of accounting for OTEF.

    1995 versus 1994. Distributions to Partners amounted to $14,571,000 for 1995. This equates to an annual distribution per BAC of $47.60. For financial statement purposes, Net Income and Net Income per BAC were $8,369,000 and $27.34, respectively, for the seven-month period ended December 31, 1995 for OTEF II under SFAS No. 115, and $2,277,000 and $7.44, respectively, for the five-month period ended May 31, 1995, under the equity method of accounting for OTEF. For the year ended December 31, 1994, Net Income and Net Income per BAC for OTEF were $3,726,000 and $12.17 under the equity method of accounting.

    The Partnership's Pro Forma Operations. For purposes of clarity, the Managing General Partner has included an additional "Pro Forma" column in the Statements of Income. This pro forma information has been prepared as if: (i) OTEF II was in existence during the period presented; (ii) OTEF II acquired the assets of OTEF in exchange for OTEF II BACs on January 1, 1995; and (iii) OTEF II began accounting for its investments in the Bonds on that date under the new accounting method. For pro forma financial statement purposes, Net Income and Net Income per BAC were $15,210,000 and $49.69, respectively, for the year ended December 31, 1995. Oxford advances of $1 million made to the Operating Partnerships and paid to OTEF in January 1995 as additional interest are included in the Statements of Income, but have been excluded from the pro forma columnar presentation, as these payments are nonrecurring in nature.

    1994 versus 1993. Distributions to Partners amounted to $13,775,000 for 1994. This equates to an annual distribution per BAC of $45.00. For financial statement purposes, Net Income and Net Income per BAC were $3,726,000 and $12.17 in 1994. The $1,480,000 change in Net Income reported by OTEF between 1994 and 1993 reflected improvements in property performance. The Operating Partnerships' aggregate 1994 net operating income increased over the aggregate 1993 net operating income by approximately $1,417,000, or approximately 9%, allowing the Operating Partnerships to increase their payment of Base Interest to OTEF. OTEF's administrative expenses increased slightly by $5,000 or approximately 1%. OTEF also incurred an additional $555,000 in costs associated with the 1995 OTEF Restructuring Plan.

   The Operating Partnerships' Operations
     The operating performance of each of the Operating Partnerships depends primarily on occupancy and rental rates, the amount of rent actually collected and expenditures for property improvements and operating expenses for their respective Properties. The occupancy and rental rates, in turn, depend on a number of factors, including the location of a Property in its particular community, local economic conditions and changes in neighborhood characteristics, demand for similar housing, and competition from existing and future housing complexes in the vicinity of each Property.

    As of December 31, 1996 and 1995, the Operating Partnerships had cumulative unpaid Base Interest and interest on interest at 8.25% per annum, compounded monthly, of approximately $27,621,000 and $94,630,000, respectively. Under the applicable method of accounting, this unpaid Base Interest was not reflected in the
financial  statements  of  OTEF II  or  OTEF.   In
connection with the completion of the refundings for 10 of the Existing MRBs, approximately $78 million of cumulative unpaid Base Interest and interest on interest was written-off during 1996.

    1996 versus 1995. The Operating Partnerships reported an aggregate net operating income before property improvements of approximately $21,475,000 for the year ended December 31, 1996, representing an increase of approximately $811,000, or 3.9%, over the aggregate net operating income before property improvements reported for the same period in 1995. In addition, during the year ended December 31, 1996, overall property improvement expenditures were approximately $2,227,000, representing a decrease of approximately $685,000, or 23.5%, compared to the same period in 1995.

    The  Operating Partnerships that own the four  Senior  Living
Communities reported an aggregate net operating income before property improvements of approximately $5,723,000 for the year ended December 31, 1996, representing an increase of approximately $746,000, or 14.9%, over the aggregate net operating income before property improvements reported for the same period in 1995. The weighted average occupancy rate for these four properties at December 31, 1996 was 94%, compared to 90% at December 31, 1995. The weighted average monthly rent collected for December 1996 for the four Senior Living Communities increased by approximately 3% to $1,776, compared to $1,720 for the same period in 1995. In addition, during the year ended December 31, 1996, overall property improvement expenditures for the four Senior Living Communities were approximately $623,000, representing an increase of approximately $26,000, or 4.4%, compared to the same period in 1995.

    The Operating Partnerships that own the 10 garden apartments reported an aggregate net operating income before property improvements of approximately $15,752,000 for the year ended December 31, 1996, representing an increase of approximately $65,000, or less than 1%, over the aggregate net operating income before property improvements reported for the same period in
1995. The weighted average occupancy rate for the 10 garden apartment communities was approximately 92% at December 31, 1996, compared to 94% at December 31, 1995. The weighted average monthly rent collected for December 1996 for the 10 garden apartments increased by approximately 5% to $758, compared to $722 for the same period in 1995. In addition, during the year ended December 31, 1996, overall property improvement expenditures were approximately $1,604,000 representing a decrease of approximately $711,000, or 30.7%, compared to the same period in 1995.

    1995 versus 1994. The Operating Partnerships reported an aggregate net operating income before property improvements of approximately $20,664,000 for the year ended December 31, 1995, representing an increase of approximately $1,662,000, or 8.8%, over the aggregate net operating income before property improvements reported for the same period in 1994. In addition, during the year ended December 31, 1995, overall property improvement expenditures were approximately $2,912,000, representing an increase of approximately $505,000, or 21%, compared to the same period in 1994.

    The  Operating Partnerships that own the four  Senior  Living
Communities reported an aggregate net operating income before property improvements of approximately $4,977,000 for the year ended December 31, 1995, representing an increase of approximately $621,000, or 14.3%, over the aggregate net operating income before property improvements reported for the same period in 1994. The weighted average occupancy rate for these four properties at December 31, 1995 was 90%, compared to 91% at December 31, 1994. As previously reported, the increase in aggregate net operating income and decrease in occupancy rates, compared to December 31, 1994, is primarily due to substantial increases in rents being required on all lease renewals for the four communities. The weighted average monthly rent collected for December 1995 for the four Senior Living Communities increased by approximately 10% to $1,720, compared to $1,565 for the same period in 1994. In addition, during the year ended December 31, 1995, overall property improvement expenditures for the four Senior Living Communities were approximately $597,000, representing a decrease of approximately $213,000, or 26.3%, compared to the same period in 1994.

    The Operating Partnerships that own the 10 garden apartments reported an aggregate net operating income before property improvements of approximately $15,687,000 for the year ended December 31, 1995, representing an increase of approximately $1,041,000, or 7.1%, over the aggregate net operating income before property improvements reported for the same period in
1994. The weighted average occupancy rate for the 10 garden apartment communities was approximately 94% at December 31, 1995, which is consistent with the occupancy rate reported at December 31, 1994. The weighted average monthly rent collected for December 1995 for the 10 garden apartments increased by approximately 3% to $722, compared to $699 for the same period in 1994. In addition, during the year ended December 31, 1995, overall property improvement expenditures were approximately $2,315,000 representing an increase of approximately $718,000, or 44.9%, compared to the same period in 1994.

    1994 versus 1993. The Operating Partnerships reported an aggregate net operating income before property improvements of approximately $19,002,000 for the year ended December 31, 1994, representing an increase of approximately 8%, or $1,437,000, over the aggregate net operating income before property improvements reported for the same period in 1993. However, during the year ended December 31, 1994, overall property improvement expenditures were approximately $2,407,000, representing an increase of approximately $20,000, or less than 1%, compared to the same period in 1993.

    The  Operating Partnerships that own the four  Senior  Living
Communities reported an aggregate net operating income before property improvements of approximately $4,356,000 for the year ended December 31, 1994, representing an approximate 11% (or $442,000) increase over the aggregate net operating income before property improvements reported for the same period in 1993. The weighted average occupancy rate for these four properties at December 31, 1994 was 91%, compared to 92% at December 31, 1993. The weighted average monthly rent collected increased by approximately 4%. As previously reported, the Chambrel at Montrose Senior Living Community was in the process of converting 13 independent living units to 19 assisted living beds. The conversion was completed during the quarter ended September 30, 1994. Occupancy at the Chambrel at Montrose Senior Living Community increased five percentage points, from 81% as of March 31, 1994, to 86% as of December 31, 1994. As a result of the conversion, the Chambrel at Montrose Senior Living Community anticipates a significant improvement in property performance. The Chambrel at Montrose Senior Living Community continues to strengthen its commitment to marketing. During the period ended December 31, 1994, overall property improvements increased by approximately $206,000, or 34%, for the Operating Partnerships that own the four Senior Living Communities, compared to the same period in 1993.

    The Operating Partnerships that own the 10 garden apartments reported an aggregate net operating income before property improvements of approximately $14,646,000 for the year ended December 31, 1994, representing an increase of approximately 7%, or $995,000, over the aggregate net operating income before property improvements reported for the same period in 1993. The weighted average occupancy rate for the 10 garden apartment communities was approximately 94% at December 31, 1994 and December 31, 1993. The weighted average monthly rent collected for December 31, 1994 increased by approximately 4%, compared to December 31, 1993. During the period ended December 31, 1994, overall property improvements decreased by approximately $186,000, or 10%, for the Operating Partnerships that own the 10 garden apartment communities, compared to the period ended December 31, 1993.

Summary

    With the restructuring program nearly completed, OTEF II is poised to take advantage of attractive investment opportunities. The refunding of the Existing MRBs held by OTEF II is expected to give OTEF II access to the capital markets. The Liquidity BAC Holders should benefit from the increase in value of the OTEF II BACs that is expected to occur as OTEF II acquires new assets. In addition, the Liquidity BAC Holders should benefit from more efficient market pricing of the OTEF II BACs that is expected to occur as a result of listing the OTEF II BACs on a national securities exchange.

    As more fully described in the Annual Report, the Status Quo BAC Holders will continue to hold an interest in all of the bonds collaterialized by the Existing Mortgaged Properties.
The Status Quo BACs will not benefit from any new assets acquired by OTEF II, and they will not be listed for trading on a national securities exchange.

-----------------------------------------------------------------
Report of Independent Accountants
-----------------------------------------------------------------

To  the  Partners and BAC Holders of Oxford Tax  Exempt  Fund  II
Limited Partnership:

    We have audited the accompanying balance sheets of Oxford Tax Exempt Fund II Limited Partnership, as successor to the business interest of Oxford Tax Exempt Fund Limited Partnership, as more fully described in Note 2, as of December 31, 1996 and 1995, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's Managing General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oxford Tax Exempt Fund II Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                     /s/ Coopers & Lybrand L.L.P.
                                     ----------------------------
                                     Coopers & Lybrand L.L.P.




Washington, D.C.
February 11, 1997,
  except as to certain of the information
  presented in Note 7 for which the date
  is March 6, 1997

Oxford Tax Exempt Fund II Limited Partnership

------------------------------------------------------------------------
Balance Sheets (in thousands)
------------------------------------------------------------------------
December 31,                                        1996        1995
------------------------------------------------------------------------
Assets
  Investments in Bonds                            $215,529    $164,000
  Cash and cash equivalents                         12,072       9,698
  Bond interest receivable                           1,099           0
  Other, primarily interest receivable                  33          26
  Due from affiliates                                    0         310
------------------------------------------------------------------------
       Total Assets                               $228,733    $174,034
========================================================================
Liabilities and Partners' Capital
  Liabilities
    Accounts payable and accrued expenses         $  3,321    $    492
    Distributions payable                            3,643       3,643
------------------------------------------------------------------------
       Total Liabilities                             6,964       4,135
------------------------------------------------------------------------
Contingencies and commitments (Notes 8 and 9)

   Partners' Capital
      General Partners                              (2,393)     (2,400)
      Limited Partners' Interests (Beneficial      161,665     161,331
       Assignee Interests 299,995 interests
       issued and outstanding)
      Unrealized Gain on Investments                62,497      10,968
------------------------------------------------------------------------
       Total Partners' Capital                     221,769     169,899
------------------------------------------------------------------------
       Total Liabilities and Partners' Capital    $228,733    $174,034
========================================================================
     The accompanying notes are an integral part of these financial statements.

Oxford Tax Exempt Fund II Limited Partnership

------------------------------------------------------------------------------------------------------------------------
Statements of Income (in thousands, except per BAC amounts)
------------------------------------------------------------------------------------------||----------------------------
                                                                                          ||
                                                              (Unaudited)                 ||
                                                              OTEF II<F3>                 ||
                                                 OTEF II       PRO FORMA      OTEF II     ||     OTEF          OTEF
                                                 Twelve         Twelve         Seven      ||     Five         Twelve
                                              months ended   months ended   months ended  || months ended  months ended
                                              December 31,   December 31,   December 31,  ||    May 31,    December 31,
                                                  1996           1995           1995      ||      1995         1994
------------------------------------------------------------------------------------------||----------------------------
                                                                                          ||
Revenues                                                                                  ||
  Interest on Bonds<F1>                          $19,411        $16,283        $9,414     ||     $    0       $    0
  Equity income on investments in Bonds<F2>            0              0             0     ||      2,305        3,949
  Other, primarily interest on short-term                                                 ||
   investments                                       351            343           196     ||        147          187
------------------------------------------------------------------------------------------||----------------------------
                                                  19,762         16,626         9,610     ||      2,452        4,136
Expenses                                                                                  ||
  Governance and administrative expenses           1,692          1,416         1,241     ||        175          410
  Litigation and settlement costs                  3,158<F4>          0             0     ||
------------------------------------------------------------------------------------------||----------------------------
Net income                                       $14,912        $15,210        $8,369     ||     $2,277       $3,726
==========================================================================================||============================
Net income allocated to General Partners         $   298        $   304        $  167     ||     $   45       $   74
==========================================================================================||============================
Net income allocated to BAC holders              $14,614        $14,906        $8,202     ||     $2,232       $3,652
==========================================================================================||============================
Net income per BAC                               $ 48.71        $ 49.69        $27.34     ||     $ 7.44       $12.17
==========================================================================================||============================
Distribution per BAC                             $ 47.60        $ 47.60        $35.70     ||     $11.90       $45.00
==========================================================================================||============================

<F1> On  June  1,  1995,  OTEF  II  adopted the provisions  of  Statement  of Financial  Accounting Standards  No. 115-
     Accounting for Certain  Investments  in Debt  and Equity Securities in connection with the transfer of all  assets and liabilities from OTEF to  OTEF II.  Under  this  method,  payments on  the  Existing  MRBs  by  the  Operating
     Partnerships were treated as interest income.
<F2> From October 1, 1987 to May 31, 1995, OTEF's investments in the Existing MRBs were accounted for under the  equity method, in accordance with Financial Release No. 28 and a notice issued to practitioners, dated February 10, 1986,
     by  the  Accounting  Standards  Executive  Committee, which  provides  guidance  on  accounting   for  real estate
     acquisition, development and construction lending arrangements.  Under this method, OTEF's investments in Existing
     MRBs  were: (i) reduced for interest payments (Base Interest)  received; (ii)  increased  or  decreased  by OTEF's equity, which was based on its participation  percentages (generally 50%, except  when  it had outstanding project advances to an Operating Partnership) in the income or  losses  of  the  related Operating Partnerships; and (iii)
     written down to the fair value of the Properties  with such  fair  value representing the  present  value  of  the projected cash flows from the Properties.  Since  OTEF  had  outstanding  project  loans  to certain senior living
     Operating Partnerships from 1989 to 1995, OTEF's  participation  percentages  were  increased  to  100%  for these
     Operating Partnerships during these years.
<F3> This pro forma column has been prepared as if: (i) OTEF II had been in existence during the period presented; (ii)
     OTEF II had acquired the assets of OTEF in exchange for OTEF II BACs on January 1, 1995; and  (iii)  OTEF  II  had
     began accounting for its investments in the Bonds on that date under the new  accounting  method.   Under the  pro
     forma presentation, $1 million in Oxford  advances,  which were made to the  Operating  Partnerships  in  December
     1994 from the U.S. Treasury strip bond that matured November 15,  1994,  and paid  to OTEF as additional  interest in January 1995, have been excluded from the Statements of Income  and the Statements of Cash  Flows  since  these payments are nonrecurring in nature.
<F4> This  amount  includes  $2.5  million  payable by OTEF II in payment of certain attorney's fees and  reimbursement of expenses incurred.

                           The accompanying notes are an integral part of these financial statements.

Oxford Tax Exempt Fund II Limited Partnership

------------------------------------------------------------------------
Statement of Partners' Capital (in thousands)
------------------------------------------------------------------------
                                            Limited
                                            Partner
                                           Interests
                                           ----------
                                           Beneficial Unrealized
For the Years Ended               General  Assignee    Gain on
December 31, 1996, 1995 and 1994  Partners Interests Investments Total
------------------------------------------------------------------------
Balance, January 1, 1994
  (predecessor business)          $(2,121)  $176,916  $     0  $174,795
------------------------------------------------------------------------
Net Income                             74      3,652        0     3,726
Distributions to Partners,
  including $45.00 per BAC           (275)   (13,500)       0   (13,775)
------------------------------------------------------------------------
Balance, December 31, 1994
  (predecessor business)           (2,322)   167,068        0   164,746
------------------------------------------------------------------------
Capital Contributions,
  February 9, 1995                      1          0        0         1

Net income, five months ended
  May 31, 1995
  (predecessor business)               45      2,232        0     2,277

Net income, seven months ended
  December 31, 1995                   167      8,202        0     8,369

Distributions to Partners,
  including $47.60 per BAC           (291)   (14,280)       0   (14,571)

Unrealized Gain on Investments          0          0   10,968    10,968

BAC Issuance Costs                      0     (1,891)       0    (1,891)
------------------------------------------------------------------------
Balance, December 31, 1995         (2,400)   161,331   10,968   169,899
------------------------------------------------------------------------
Net Income                            298     14,614        0    14,912

Distributions to Partners,
  including $47.60  per BAC          (291)   (14,280)       0   (14,571)

Unrealized Gain on Investments          0          0   51,529    51,529
------------------------------------------------------------------------
Balance, December 31, 1996        $(2,393)  $161,665  $62,497  $221,769
========================================================================
    The accompanying notes are an integral part of these financial statements.

Oxford Tax Exempt Fund II Limited Partnership

----------------------------------------------------------||-------------------
Statements of Cash Flows (in thousands)                   ||
----------------------------------------------------------||-------------------
                                                          ||
                                     OTEF II    OTEF II   ||   OTEF       OTEF
                                     For the     Seven    ||   Five     For the
                                      year       months   ||  months     year
                                      ended      ended    ||  ended      ended
                                     December   December  ||   May     December
                                     31, 1996   31, 1995  || 31, 1995  31, 1994
----------------------------------------------------------||-------------------
                                                          ||
Operating Activities                                      ||
  Net income<F1>                     $14,912     $8,369   ||  $2,277   $ 3,726
  Adjustments to reconcile                                ||
    net income to net cash provided                       ||
    by operating activities:                              ||
    Equity income from                                    ||
      investments in Bonds<F2>             0          0   ||  (2,305)   (3,949)
  Changes in assets and liabilities:                      ||
    Bond interest receivable          (1,099)         0   ||       0         0
    Other, primarily interest                             ||
      receivable                          (7)         7   ||      (9)      (19)
    Due from affiliates                  310       (310)  ||       0         0
    Deferred costs                         0        555   ||       0         0
    Accounts payable and accrued                          ||
      expenses                         2,829         17   ||      97       245
----------------------------------------------------------||-------------------
Net cash provided by operating                            ||
  activities                          16,945      8,638   ||      60         3
----------------------------------------------------------||-------------------
Investing activities                                      ||
  Working capital reserve                  0      1,537   ||     (19)   (1,445)
  Payments received from                                  ||
    investments in Bonds<F1>               0          0   ||   7,872    18,672
  Project loans                            0        123   ||     411       841
----------------------------------------------------------||-------------------
Net cash provided by investing                            ||
  activities                               0      1,660   ||   8,264    18,068
----------------------------------------------------------||-------------------
Financing activities                                      ||
  Distributions paid to Partners                          ||
    and BAC Holders                  (14,571)    (7,285)  ||  (7,087)  (13,775)
  Deferred costs paid                      0          0   ||       0      (555)
  BAC issuance costs                       0     (1,220)  ||    (671)        0
  Capital contributions                    0          1   ||       0         0
----------------------------------------------------------||-------------------
Net cash used by financing                                ||
  activities                         (14,571)    (8,504)  ||  (7,758)  (14,330)
----------------------------------------------------------||-------------------
Net increase in cash and cash                             ||
  equivalents                          2,374      1,794   ||     566     3,741
Cash and cash equivalents,                                ||
  beginning of period                  9,698      7,904   ||   7,338     3,597
----------------------------------------------------------||-------------------
Cash and cash equivalents,                                ||
  end of period                      $12,072     $9,698   ||  $7,904   $ 7,338
==========================================================||===================

<F1> On  June  1,  1995,  OTEF  II  adopted the provisions of Statement  of
     Financial Accounting Standards No. 115Accounting for Certain Investments in Debt and Equity Securities in connection with the transfer of all assets and liabilities from OTEF to OTEF II. Under this method, payments on the Existing MRBs by the Operating Partnerships are treated as interest income.
<F2> From  October  1,  1987  to  May  31, 1995, OTEF's investments in  the
     Existing MRBs were accounted for under the equity method, in accordance with Financial Release No. 28 and a notice issued to practitioners, dated February 10, 1986, by the Accounting Standards Executive Committee, which provides guidance on accounting for real estate acquisition, development and construction lending arrangements. Under this method, OTEF's investments in Existing MRBs were: (i) reduced for interest payments (Base Interest) received; (ii) increased or decreased by OTEF's equity, which was based on its participation percentages (generally 50%, except when it had outstanding project advances to an Operating Partnership) in the income or losses of the related Operating Partnerships; and (iii) written down to the fair value of the Properties with such fair value representing the present value of the projected cash flows from the Properties. Since OTEF had outstanding project loans to certain senior living Operating Partnerships from 1989 to 1995, OTEF's participation percentages were increased to 100% for these Operating Partnerships during these years.

     The accompanying notes are an integral part of these financial statements.

------------------------------------------------------------------------
Notes to Financial Statements
------------------------------------------------------------------------
Note 1.  Financial Statements

    The financial statements reflect all adjustments which, in the opinion of the Managing General Partner of Oxford Tax Exempt Fund II Limited Partnership ("Oxford Tax Exempt Fund II,"
"OTEF II," or the "Partnership"), are necessary to present fairly OTEF II's financial position as of December 31, 1996 and December 31, 1995, the Statements of Income for the years ended
December  31,  1996  and  December 31, 1995 (unaudited  Pro  forma)  for
OTEF  II,  for  the  seven-month period  ended  December  31,  1995  for
OTEF  II,  for  the  five-month period ended May 31, 1995  and  for  the year ended December 31, 1994 for OTEF, the Statement of Partners' Capital as of December 31, 1996, and the Statements of Cash Flows for the year ended December 31, 1996 and for the seven-month period ended December 31, 1995 for OTEF II, for the five-month period  ended  May  31,  1995  and the  year  ended  December  31,  1994 for OTEF, and the notes thereto, in accordance with generally accepted accounting principles. For purposes of clarity, the Managing General Partner has included an additional column in the Statements of Income. This pro forma information has been prepared as if: (i) OTEF II was in existence during the period presented; (ii) OTEF II acquired the assets of OTEF in exchange for OTEF II BACs on January 1, 1995; and (iii) OTEF II began accounting for its investments in the existing mortgage revenue bonds ("Existing MRBs") on that date under the new accounting method. Under the pro forma presentation, $1 million in Oxford advances made to the Operating Partnerships and paid to OTEF as additional interest in January 1995 have been excluded, since such payments are nonrecurring in nature.

Note 2.  Business

     The  Partnership  was  formed  under  the  laws  of  the  State  of
Maryland   on  February  9,  1995,  in  connection  with  a  plan   (the
"1995 OTEF Restructuring Plan") to restructure Oxford Tax Exempt Fund Limited Partnership, a Maryland limited partnership ("OTEF," "Predecessor," or "OTEF II's predecessor"). Oxford Tax Exempt Fund II Corporation, a Maryland corporation, is the Managing General Partner of OTEF II (the "Managing General Partner").
OTEF II Associates Limited Partnership, a Maryland limited partnership, is the associate general partner of OTEF II (together with the Managing General Partner, the "General Partners").

    Refunding  and  Financing.  As of December 31,  1996,  OTEF  II  had
completed   the   refunding   of  10  of  the   Existing   MRBs,   which
comprise   approximately  two-thirds  of  OTEF   II's   portfolio.    An
additional  two  Existing  MRBs  were  refunded  in  the  first  quarter
of  1997.   It  is  expected that the refunding  of  the  two  remaining
Existing   MRBs  will  close  in  1997.   Refunding  an   Existing   MRB
means exchanging that bond for a newly issued Refunding Bond with approximately the same principal amount, an extended maturity and
restructured  interest  rates  that  increase  each  year   during   the
term  of  the  Refunding  Bond  and that  is  designed  to  require each
owner   of   the   property   securing    the    Refunding   Bond   (the
"Operating Partnership") to pay substantially all of its projected cash flow as interest on the Refunded Bond.

    The Refunding Bonds are structured so as to consist of senior bonds ("Series A Bonds") and subordinated bonds ("Series B Bonds"). This senior/subordinated structure will permit OTEF II to undertake the Financing, pursuant to which it will sell all or a portion of the Series A Bonds (or interests therein) that are designated as Liquidity Assets, or issue debt that may be secured by such assets, new assets or both. OTEF II will retain the
related   Series  B  Bonds  for  the  benefit  of  the   Liquidity   BAC
Holders,  and  will  retain  both the senior  Series  A  Bonds  and  the
subordinated   Series   B  Bonds,  or  interests   therein,   that   are
designated as Status Quo Assets for the benefit of the Status Quo BAC Holders. See Note 7 to Financial Statements.

    In addition to the proceeds from the Financing, OTEF II may acquire new assets: (i) from the proceeds of sales or other dispositions of the Refunding Bonds and the proceeds from principal payments with respect to the Refunding Bonds (except for the portion of such proceeds allocable to the SQBs); (ii)
from  the  proceeds  of  sales  or  other  dispositions  of  new  assets
and   the  proceeds  from  principal  payments  with  respect   to   new
assets; (iii) from the proceeds of issuances of additional equity securities, including additional limited partnership interests in OTEF II and additional OTEF II BACs; (iv) by issuing additional equity securities in exchange for new assets; or (v) by borrowing funds from lenders or by issuing evidences of indebtedness. Although the Managing General Partner is authorized under OTEF II's partnership agreement to reinvest cash flow in new assets, it has no current plans to do so in the foreseeable future.

-----------------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------------

    Investment in New Assets. The Managing General Partner intends to invest primarily in additional mortgage revenue bonds and securities of other entities which primarily hold tax-exempt mortgage revenue bonds. OTEF II also may invest in multifamily real estate, senior living facilities or residential health care facilities, or other direct or indirect debt or equity interests in such real estate, some of which may give rise to taxable income, but the Managing General Partner does not currently expect that these investments will be a significant part of its business in the foreseeable future. (All of the foregoing are referred to collectively as "New Assets".)

     OTEF II generally will acquire additional mortgage revenue bonds and taxable bonds that are not rated by any of the nationally recognized rating agencies (such as Moody's Investor Services, Inc. or Standard & Poor's Ratings Group) and that are not credit-enhanced at the time of acquisition, although OTEF II may  seek  to  have  all  or  a  portion of such  bonds  credit-enhanced or rated at a future date. It also is expected that OTEF II may invest in bonds, including bonds that may be secured by bonds or mortgages that are subordinated to senior bonds or mortgages held by third parties, on terms that will permit it, in many cases, to participate (either through stepped interest rates or otherwise)
in   the   future  growth  and  increase  in  value  of  the  properties financed by such bonds. In addition, in the case of bonds that require restructuring, it is anticipated that OTEF II may be able to acquire such bonds on a discounted basis, that is, where the nominal principal amount of the bond exceeds the purchase price and/or the estimated current liquidation value of the underlying property.

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

    Income Taxes. No provision has been made for federal, state, or local income taxes in the financial statements of OTEF II since the Partners and OTEF II, formerly OTEF, BAC Holders (collectively, "OTEF II BAC Holders) are required to report on their individual tax returns their allocable share of taxable income, gains, losses, deductions, and credits of OTEF II.

     Transfer of Bonds and Change in Accounting Method. As previously reported, on June 1, 1995, the Existing MRBs were transferred from OTEF to OTEF II at their book value of approximately $153,032,000. The OTEF II Managing General Partner estimated at December 31, 1996 that the fair value of the Existing MRBs was approximately $215,529,000 and, accordingly, OTEF II recorded a credit to Partners' Capital in an amount equal
to   approximately  $62,497,000  of  unrealized  gain  on   investments.
The current fair value of the Existing MRBs was determined by the Managing General Partner using the same cash flow methodology applied by a major investment banking firm in connection with structuring advice rendered to OTEF II and its predecessor with respect to the 1995 OTEF Restructuring Plan. The Series A Bonds are valued at par based on comparable municipal bond securities, and all other bonds (the Existing MRBs and the Series B Bonds) are valued based on a discounted cash flow analysis. For this purpose the applicable cash flows are based on certain assumptions concerning the Properties and the markets in which they are located, including the timing and realization of such cash flows.

     In connection with the transfer of the Existing MRBs to OTEF II and the change in the Managing General Partner from Oxford Tax Exempt Fund I Corporation to Oxford Tax Exempt Fund II Corporation, OTEF II adopted a new accounting method governed by the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Under this method: (i) the Existing MRBs are reflected at their current estimated fair value on the face of the Balance Sheet, with cumulative unrealized gains or losses being charged or credited as unrealized gains or losses on investments and included in capital as applicable, rather than reflected in the Statements of Income, and (ii) cash payments on the bonds received from the Operating Partnerships are treated as interest income on the Existing MRBs. Accrued interest on the Series A and Series B Bonds as of December 31, 1996 was $396,000 and $703,000, respectively, or $1,099,000 in total.

------------------------------------------------------------------------
Notes to Financial Statements
------------------------------------------------------------------------

    From October 1, 1987 to May 31, 1995, OTEF's investments in the Existing MRBs were accounted for under the equity method, in accordance with Financial Release No. 28 and a notice issued to practitioners, dated February 10, 1986, by the Accounting Standards Executive Committee, which provides guidance on accounting for real estate acquisition, development and construction lending arrangements. Under this method, OTEF's investments in the Existing MRBs were: (i) reduced for interest payments (Base Interest) received; (ii) increased or decreased by OTEF's equity, which was based on its participation percentages
(generally 50%, except when it had outstanding project advances to an Operating Partnership) in the income or losses of the related Operating Partnerships; and (iii) written down to the fair value of the underlying properties, with such fair value representing the present value of the projected cash flows from the underlying properties. Since OTEF had outstanding project loans to certain senior living Operating Partnerships in 1995 and 1994, OTEF's participation percentages were increased to 100% for these Operating Partnerships.

     The change in accounting treatment for financial reporting purposes is technical in nature and does not affect the amount of
payments  received  by  OTEF  II  or  the  level  of  distributions   to
OTEF  II  BAC  Holders.   In  addition, this change  has  no  effect  on
the  tax-exempt  nature  of  OTEF II's  net  income  or  the  obligation of the Operating Partnerships to make all payments due on the Bonds. To permit OTEF II BAC Holders to evaluate the results of
operations   of   OTEF  II,  as  reported  under  the   new   accounting
method, the Managing General Partner has included an additional column in the Statements of Income which reflects the operations of OTEF II as if: (i) OTEF II was in existence during the period presented; (ii) OTEF II acquired the assets of OTEF in exchange for OTEF II BACs on January 1, 1995; and (iii) OTEF II began accounting for its investments in the Bonds on that date under the new accounting method. Under the pro forma presentation, $1 million in Oxford advances made to the Operating Partnerships and paid to OTEF in January 1995 as additional interest have been excluded since these payments are nonrecurring in nature.

    Net  Income  and  Distributions  per  Beneficial  Assignee  Interest
(BAC). Net income and distributions per BAC are based upon the weighted average number of BACs outstanding during the applicable year.

    Statements of cash flows. The statements of cash flows are intended to reflect only cash receipts and cash payment activity. The statements do not reflect investing and financing activity that affect recognized assets or liabilities and do not result in cash receipts or cash payments. This non-cash activity consists of distributions payable to Partners and OTEF II BAC Holders of
$3,643,000   for  December  31,  1996  and  1995,  and   $3,444,000   at
December   31,   1994,  and  an  unrealized  gain  on   investments   of
$62,497,000   recognized   in  accordance   with   SFAS   No.   115   as
discussed above.

    Cash and cash equivalents. Cash and cash equivalents consist of all demand deposits and tax-exempt money market funds stated at cost, which approximates market value, with original maturities of three months or less.

      Governance and administrative expenses. Governance and administrative expenses totaled $1,692,000 for the year ended December 31, 1996, as compared to $1,416,000 for the year ended
December 31, 1995 for OTEF II and OTEF. The increase of $276,000 is primarily attributable to an increase in general legal fees relating to the normal operations of OTEF II and an increase in expense reimbursements to the General Partners and their affiliates.

     Litigation and settlement costs. Litigation and settlement costs are costs associated with defending OTEF II against certain lawsuits as discussed in Note 8 below, totaled $3,158,000 during the year ended December 31, 1996. This amount includes $2.5 million payable by OTEF II with respect to certain attorney's fees and reimbursement of expenses incurred.

Note 4.  Related Party Transactions

     Interests in OTEF II and the Operating Partnerships. The General Partners own interests in OTEF II that entitle them to receive a share of OTEF II's cash flow and possibly of sale, refinancing and liquidation proceeds. The percentage interests of the General Partners in OTEF II are the same as the percentage interests of the General Partners in OTEF. Distributions to the General Partners totaled $291,000 for December 31, 1996 and 1995, and $275,000 for December 31, 1994.

------------------------------------------------------------------------
Notes to Financial Statements
------------------------------------------------------------------------

     Affiliates of the Managing General Partner that are general and limited partners of the Operating Partnerships have an interest in the Operating Partnerships that entitles them to receive a share of any cash flow and sale, refinancing and liquidation proceeds of the Operating Partnerships. Since inception, the Operating Partnerships have not been able to make any distributions of cash flow to their respective partners. In addition, in connection with the 1995 OTEF Restructuring Plan and after the Existing MRBs are refunded, all cash flow attributable to these interests will be pledged for the benefit of OTEF II.

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

     For  the  years  ended  December  31,  1996,  1995  and  1994,  the
Operating   Partnerships  paid  total  property  and  asset   management
fees   of   $2,377,000,   $2,344,000   and   $2,229,000,   respectively.
During the years ended December 31, 1996, 1995 and 1994, the Operating Partnerships also paid ORFG, in the aggregate, $697,000 of fees pursuant to the OTEF Restructuring Plan Administration/Asset Management Fee Agreement, which amount is equal to 0.25% per annum of the principal amount of the bonds collateralized by the properties owned by the Operating Partnerships ("Existing Mortgaged Properties").

     Fees Payable to ORFG. As discussed above, ORFG provides various management services, relating to the Existing Mortgaged Properties and OTEF II's investment therein. It will provide additional services in connection with OTEF II's investment in New Assets, as described below. The fees payable to ORFG for the services it is providing currently (the "Existing Fees") are operating  expenses  of  the  Operating Partnerships  that  are  payable prior to the payment of interest on the Existing MRBs. OTEF II did not pay any fees in connection with OTEF II's investment in New Assets to ORFG in 1996; however, with the implementation of the Liquidity and Growth Plan in 1997, OTEF II anticipates that it will pay ORFG new fees (the "New Asset Fees") beginning in 1997. The paragraphs below describe the New Asset Fees.

    Acquisition Fee. ORFG will be entitled to an acquisition fee for finding, analyzing and acquiring New Assets. The acquisition fee, which is payable on the closing of any transaction in which
OTEF II acquires a New Asset, is equal to 1.0% of (i) the purchase price paid by OTEF II for the New Asset, or (ii) with respect to a New Asset which is subordinated in payment to senior indebtedness, the sum of (A) the purchase price paid by OTEF II for its subordinated interest and (B) the principal amount of the
senior   interest,  if  any;  provided,  however,  that  no  acquisition fee shall be paid with respect to the principal amount of any such senior interest if OTEF II has not purchased the senior interest and neither the Managing General Partner nor any of its affiliates had any material involvement in the negotiation, structuring or closing of the purchase of the senior interest. In the case of a New Asset which is subordinated in payment to senior indebtedness as of the closing of the transaction in which OTEF II acquires its interest, the maximum acquisition fee payable shall be equal to 2.5% of the purchase price paid by OTEF II for such interest as of the date of closing.

    Advisory Fee. OTEF II also will pay ORFG an advisory fee for managing OTEF II's New Assets after their acquisition. The advisory fee, which is payable annually, is equal to 0.5% of (i) the purchase price paid by OTEF II for a New Asset, or (ii) with respect to a New Asset which is subordinated in payment to senior indebtedness, the sum of (A) the purchase price paid by OTEF II for its subordinated interest and (B) the principal amount of the senior interest; provided, however, that if an affiliate of the Managing General Partner is receiving fees for property management services pursuant to a property management agreement entered  into  with  the  owner  of  an Additional  Mortgaged  Property, the  advisory  fee  will  be equal to 0.5% of the  purchase  price  paid
by   OTEF  II  for  the  related  New  Asset.   In  addition,   if   the
Managing   General  Partner  receives  in  any  year   compensation   or

------------------------------------------------------------------------
Notes to Financial Statement
------------------------------------------------------------------------

fees from an unaffiliated person that serves as the property manager for the Additional Mortgaged Property, the amount of the advisory fee payable with respect to the related New Asset shall be reduced by 50% of any such compensation or fees received by the Managing General Partner.

      Expense Reimbursements. OTEF II and the Operating Partnerships also reimburse ORFG for certain expenses it incurs in providing services with respect to the Existing Mortgaged Properties and the administration of OTEF II's affairs. Total reimbursements to the General Partners and their affiliates for the years ended December 31, 1996, 1995 and 1994 were $366,000, $90,000 and $82,000, respectively. The Managing General Partner anticipates that the amount of expense reimbursements payable by OTEF II will increase in accordance with the terms of OTEF II's partnership agreement due, in part, to the additional acquisition and financing activities relating to the Liquidity and Growth Plan. Such reimbursable amount is determined based on the actual time the officers and employees devote to OTEF II based upon their perspective rate.

      Incentive Option Plan. OTEF II intends to adopt an incentive option plan (the "Incentive Option Plan") in order for the Managing General Partner to attract and retain key employees and advisors. The Incentive Option Plan will authorize the granting to the directors, officers and employees of the Managing General Partner and certain affiliates of options to purchase approximately 26,000 OTEF II BACs (prior to any division of the OTEF II BACs in connection with listing the OTEF II BACs on a national securities exchange), which will represent approximately 8.3% of the outstanding OTEF II BACs (assuming approximately 13,000 OTEF II BACs are converted into Status Quo BACs ["SQBs"]), as described below.

The Managing General Partner anticipates that options to purchase all of substantially of the OTEF II BACs offered pursuant to the Incentive Option Plan will be granted prior to the effective date of listing of the OTEF II BACs for trading, in which case the option price is expected to be the average of the closing prices of the OTEF II BACs as reported on the exchange on which the OTEF II BACs are listed for the first 20 days of trading. The option price for any other options to purchase OTEF II BACs issued under the Incentive Option Plan is expected to be 100% of the OTEF II BACs' fair market value at the date of the grant.

Note 5.  Capital, Profits, Losses, and Cash Distributions

     The   following  discussion  summarizes  certain  rights   of   the
Liquidity   BAC  Holders  and  the  Status  Quo  BAC  Holders  following the Status Quo BAC Issuance Date.

Rights to Allocations and Distributions

      Capital Accounts. For distribution and tax allocation purposes, a Capital Account is maintained for each OTEF II BAC Holder. The OTEF II BAC Holders have the same Capital Accounts as they had with OTEF and their Capital Accounts are increased by the amount of all capital contributions made by them to OTEF II, and all taxable as well as tax-exempt income of OTEF II (defined for purposes of these provisions as "Profits") and are reduced by the amount of all distributions made to them by OTEF II and all tax-deductible as well as non-tax-deductible expenditures of OTEF II (defined for purposes of these provisions as "Losses"). The Capital Accounts of the OTEF II BAC Holders will be revalued upon certain events, including the admission of additional OTEF II BAC Holders to OTEF II in exchange for additional capital contributions.

Status Quo BAC Election

    The holders of approximately 4.3% of the total OTEF II BACs outstanding have elected to convert their OTEF II BACs to SQBs. Following the Status Quo BAC Issuance Date, the BAC Holders who retain their OTEF II BACs initially will have the same Capital Accounts as they had prior to the Status Quo BAC Issuance Date.
Their Capital Accounts and the Capital Accounts of the other Liquidity BAC Holders (the "Liquidity Capital Accounts") will be increased by Profits relating to the Liquidity Assets and the New Assets ("Liquidity Profits"), but not by any Profits relating to the Status Quo Assets ("Status Quo Profits"), and will be reduced by the amount of all distributions made to them by OTEF II (which distributions will be made only from cash flow attributable to the Liquidity Assets and the New Assets, the "Liquidity Cash Flow") and Losses relating only to the Liquidity Assets and the

New Assets ("Liquidity Losses"), but not by any Losses relating to the Status Quo Assets ("Status Quo Losses").

     Status   Quo  BAC  Holders  also  initially  will  have  the   same
Capital Accounts as they had prior to the conversion of their OTEF II BACs into SQBs. Their Capital Accounts (the "Status Quo Capital Accounts") will be increased by the Status Quo Profits, but not by any Liquidity Profits, and will be reduced by the amount of all distributions made to them by OTEF II (which distributions will be made only from cash flow attributable to the Status Quo Assets, the "Status Quo Cash Flow") and all Status Quo Losses, but not by any Liquidity Losses. OTEF II will maintain two Capital Accounts (a Liquidity Capital Account and a Status Quo Capital Account) for BAC Holders who elect to convert only a portion of their OTEF II BACs into SQBs.

     Distributions  of  Cash  Flow.   Liquidity  Cash  Flow  and  Status
Quo Cash Flow will be distributed as described below.

     Liquidity  Cash  Flow.   Liquidity  Cash  Flow  in  any  year  will
first be distributed 98% to the Liquidity BAC Holders and 2% to the General Partners until the Liquidity BAC Holders as a class
(other than the holder(s) of the Affiliated OTEF II BACs) have received, during such year, a noncumulative 11% preferred return
on   the   Liquidity   BAC  Holders'  Preference  Amount   (as   defined
below)  and,  thereafter,  during such year, 90%  to  the  Liquidity  BAC
Holders   as   a   class   and  10%  to  the  General   Partners.    The
"Liquidity BAC Holders' Preference Amount" means an amount equal to the total capital contributions of the Liquidity BAC Holders
to   OTEF   or  OTEF  II,  reduced  by  any  distributions  of  residual proceeds  previously  made  to  them by OTEF,  and  further  reduced  by
all   distributions  of  Liquidity  Residual  and  Liquidation  Proceeds
(defined below) made by OTEF II to the Liquidity BAC Holders.

    Status  Quo  BAC  Cash Flow.  All Status Quo BAC Cash  Flow  in  any
year  will  first  be  distributed 98% to the  Status  Quo  BAC  Holders as  a  class  and  2%  to  the General Partners  until  the  Status  Quo
BAC   Holders   as   a   class  (other  than  the   holder(s)   of   the
Affiliated  SQBs,  if  any)  have received  a  noncumulative  return  in such year equal to 11% of the Status Quo BAC Holders' Preference Amount (defined below) and, thereafter, during such year, 90% to the  Status  Quo  BAC  Holders  as  a  class  and  10%  to  the  General
Partners.   The  "Status  Quo  BAC  Holders'  Preference  Amount"  means an  amount  equal  to  the  total capital contributions  of  the  Status
Quo BAC Holders to OTEF, reduced by any distributions of residual proceeds previously made to them by OTEF, and further reduced by all distributions of Status Quo Residual and Liquidation Proceeds (defined below) made by OTEF II to the Status Quo BAC Holders.

     Distributions of Residual Proceeds and Liquidation Proceeds. All Residual Proceeds, which in general, means the cash OTEF II receives from the sale of a Mortgaged Property or New Asset ("Sale") or the repayment of the principal and interest payable upon maturity or remarketing of a Mortgage Revenue Bond ("Repayment") other than a Sale or Repayment that occurs in connection with the liquidation of OTEF II, will be designated as "Liquidity Residual Proceeds" to the extent such Residual Proceeds relate to the Liquidity and New Assets and as "Status
Quo   Residual  Proceeds"  to  the  extent  that  they  relate  to   the
Status  Quo  Assets.   The  Liquidity Residual  Proceeds,  but  not  the
Status Quo Residual Proceeds, may be reinvested in New Assets at the discretion of the Managing General Partner. The Liquidity Residual Proceeds, to the extent they are not reinvested, and the Status Quo Residual Proceeds will be applied and distributed generally as described below.

     Liquidity Residual and Liquidation Proceeds. The Liquidity Residual Proceeds shall be applied to the payment of the expenses allocable to the OTEF II BACs or reinvested in New Assets at the discretion of the Managing General Partner, and to the extent not so applied or reinvested, shall be available for distribution, in which case such amounts generally shall be applied and distributed in the following amounts and order of priority:

   (a) 100% to the payment of all debts and obligations of OTEF II that are then due and owing related to the Liquidity and New Assets (other than loans from the General
     Partners  and  their  affiliates)  and  to  any  additions  to  the
     Liquidity Working Capital Reserve that the Managing General Partner may determine to be necessary;

   (b) 100% to the Liquidity BAC Holders as a class (other than the holder(s) of the Affiliated OTEF II BACs) until the Liquidity BAC Holders (other than the holder(s) of the Affiliated OTEF II BACs) receive aggregate distributions from Liquidity Residual Proceeds equal to the Liquidity BAC Holders' Preference Amount;

   (c) 100% to the holder(s) of the Affiliated OTEF II BACs in an amount equal to $1,000 times the number of Affiliated OTEF II BACs, less any prior distributions of Residual Proceeds with respect to such Affiliated OTEF II BACs;

   (d) 100% to the General Partners and their affiliates to repay loans, if any, from them to OTEF II, with interest thereon, except to the extent the proceeds of any such loans were used to pay amounts relating to the Status Quo Assets or OTEF II's ownership thereof;

   (e) 100% to the General Partners until the General Partners receive aggregate distributions from Liquidity Residual
     Proceeds and Status Quo Residual Proceeds equal to the General Partners' Preference Amount (generally, an amount equal to the total capital contributions of the General Partners to OTEF II reduced by all distributions of Liquidity Residual and Liquidation Proceeds and Status Quo Residual and Liquidation Proceeds); and

   (f) the remainder, if any, 98% to the Liquidity BAC Holders and 2% to the General Partners, except that the 2% return to the General Partners generally is deferred until the Liquidity BAC Holders receive an amount (when combined with all prior distributions of Liquidity Cash Flow and Liquidity Residual Proceeds) equal to an average annual
     noncompounded  return  of  10%  on  the  Liquidity   BAC   Holders'
     Preference Amount.

     Liquidity Liquidation Proceeds (which, in general, means all cash receipts of OTEF II arising from the dissolution of OTEF II and liquidation of the Liquidity and New Assets) generally will
be   distributed   in   the   same  order  of  priority   as   Liquidity
Residual Proceeds, except the first application of Liquidity Liquidation Proceeds will be to establish certain reserves.

     If   Liquidity   Residual   Proceeds   or   Liquidity   Liquidation
Proceeds are insufficient to make any payment set forth in a particular paragraph (b) though (f) above, then Liquidity Residual Proceeds or Liquidity Liquidation Proceeds available to make the payment will be distributed proportionately among the parties entitled to the payment under such paragraph.

     Status Quo Residual and Liquidation Proceeds. Status Quo Residual Proceeds shall be applied to the payment of the expenses allocable to the SQBs, and to the extent not so applied, shall be available for distribution, in which case such amounts generally shall be applied and distributed in the following amounts and order of priority:

   (a)   100%   to   the  payment  of  all  debts  and  obligations   of
     OTEF  II  that  are  then  due  and owing  related  to  the  Status
     Quo  Assets  (other  than  loans  from  the  General  Partners  and
     their   affiliates)  and  to  any  additions  to  the  Status   Quo
     Working Capital Reserve that the Managing General Partner may determine to be necessary;

   (b) 100% to the Status Quo BAC Holders as a class (other than the holder(s) of the Affiliated SQBs, if any) until the Status Quo BAC Holders (other than the holder(s) of the Affiliated SQBs, if any) receive aggregate distributions from Status Quo Residual Proceeds equal to the Status Quo BAC Holders' Preference Amount;

   (c) 100% to the holder(s) of the Affiliated SQBs in an amount equal to $1,000 times the number of Affiliated SQBs, less any prior distributions of Residual Proceeds (and prior distributions of residual proceeds by OTEF) with respect to such Affiliated SQBs;

   (d)   100%   to   the  General  Partners  and  their  affiliates   to
     repay loans, if any, from them to OTEF II, the proceeds of which were used to pay amounts relating to the Status Quo Assets or OTEF II's ownership thereof;

   (e) 100% to the General Partners until the General Partners receive aggregate distributions from Liquidity Residual
     Proceeds and Status Quo Residual Proceeds equal to the General Partners' Preference Amount; and

   (f) 98% to the Status Quo BAC Holders as a class and 2% to the General Partners until the Status Quo BAC Holders as a class have received an amount (when combined with all prior distributions of cash flow and residual proceeds) equal to an average annual noncompounded return of 11% on the Status Quo BAC Holders' Preference Amount, except that the amounts otherwise payable to the General Partners hereunder shall be deferred until the Status Quo BAC Holders as a class have received an amount (when combined with all prior distributions of cash flow and residual proceeds) equal to an average annual noncompounded return of 10% on the Status Quo BAC Holders' Preference Amount.
    Status Quo Liquidation Proceeds (which, in general, means all cash receipts of OTEF II arising from the dissolution of OTEF II and liquidation of the Status Quo Assets) generally will be distributed in the same order of priority as Status Quo Residual Proceeds, except the first application of Status Quo Liquidation Proceeds will be to establish certain reserves.

     If   Status   Quo  Residual  Proceeds  or  Status  Quo  Liquidation
Proceeds  are  insufficient  to  make  any  payment  set  forth   in   a
particular paragraph (b) though (f) above, then Status Quo Residual Proceeds or Status Quo Liquidation Proceeds available to make the payment will be distributed proportionately among the parties entitled to the payment under such paragraph.

     Allocation of Profits and Losses. Liquidity Profits from operations generally will be allocated between the Liquidity BAC Holders and the General Partners as follows: first, in accordance
with   distributions  of  Liquidity  Cash  Flow,  until  the  cumulative
Liquidity Profits so allocated are equal to the cumulative Liquidity Cash Flow distributions, and thereafter 2% to the General Partners and 98% to the Liquidity BAC Holders. Liquidity Losses from operations generally will be allocated 2% to the General Partners and 98% to the Liquidity BAC Holders. Liquidity
Profits and Liquidity Losses arising from a Sale or Repayment (including Liquidity Profits which represent the receipt of interest income on a Mortgage Revenue Bond) or liquidation of OTEF II generally will be allocated in a manner so as to cause the Liquidity Capital Account balances of the General Partners and Liquidity BAC Holders to equal the amounts that would be distributable to them.

    Status Quo Profits from operations generally will be allocated between the Status Quo BAC Holders and the General Partners as
follows: first, in accordance with distributions of Status Quo Cash Flow, until the cumulative Status Quo Profits so allocated are equal to the cumulative Status Quo Cash Flow distributions, and  thereafter  2%  to  the General Partners  and  98%  to  the  Status
Quo BAC Holders. Status Quo Losses from operations generally are allocated 2% to the General Partners and 98% to the Status Quo
BAC Holders. Status Quo Profits and Losses arising from a Sale or Repayment of a Status Quo Asset (including Status Quo Profits which represent the receipt of interest income on a Mortgage Revenue Bond) or liquidation of OTEF II generally will be allocated in a manner so as to cause the Status Quo Capital Account balances of the General Partners and Status Quo BAC Holders to equal the amounts that would be distributable to them.

    The above allocations of Liquidity and Status Quo Profits and Losses will be subject to compliance with the principles of the Internal Revenue Code of 1986 (the "Code") sections 704(b)
(containing rules concerning the determination of a partner's distributive share and capital account maintenance) and 704(c) (containing rules for reflecting disparities in the adjusted tax basis and the fair market value of property contributed or
revalued   by   a   partnership)   and   the   regulations   promulgated
thereunder.

Voting Rights After Issuance of SQBs

    Both  the  Status  Quo  BAC Holders and the  Liquidity  BAC  Holders
generally will continue to have voting rights with respect to actions that could materially affect their rights or interests in OTEF II, but neither will have voting rights with respect to
actions  that  would  have  no  material  effect  on  their  rights   or
their interests in OTEF II. The following discussion summarizes the provisions in the OTEF II Partnership Agreement (as it will
be   supplemented  to  reflect  the  rights  and  preferences   of   the
SQBs) relating to the voting rights of the BAC Holders and the procedure for calling meetings of the BAC Holders.

     Actions  Subject  to  Approval  by  All  BAC  Holders.   Both   the
Liquidity  BAC  Holders  and  the  Status  Quo  BAC  Holders  have   the
right, voting as a single class, to vote on:

   (a)   removal  of  a  General  Partner  of  OTEF  II  and,  if   such
     General   Partner  of  OTEF  II  was  the  sole  remaining  General
     Partner of OTEF II, election of a replacement therefor;

   (b) dissolution of OTEF II;

   (c) amendments to the OTEF II Partnership Agreement ("All BAC Holder Amendments") that could adversely affect the rights of both the Liquidity BAC Holders (or their interests in the Liquidity Assets or New Assets) and the Status Quo BAC Holders (or their interests in the Status Quo Assets); and

   (d) in the case of the Status Quo BAC Holders, any matter with respect to which the vote of the Liquidity BAC Holders is solicited, other than any matters relating exclusively to the Liquidity Assets or New Assets or the Liquidity and Growth Plan, and in the case of the Liquidity BAC Holders, any matter with respect to which the vote of the Status Quo BAC Holders is solicited, other than any matters relating exclusively to the Status Quo Assets.

     Actions  Subject  to  Approval  by  Liquidity  BAC  Holders.    The
Liquidity   BAC   Holders  also  will  have  the  right,   without   the
concurrence   of   the   Status  Quo  BAC   Holders   or   the   General
Partners, to vote on:

   (a)   the   sale  of  all  or  substantially  all  of  the  Liquidity
     Assets and New Assets, taken as a whole (except for any sale of any property or asset securing a Mortgage Revenue Bond or any sale approved by the IREC);

   (b) amendments to the OTEF II Partnership Agreement, except for: (i) All BAC Holder Amendments (with respect to which the Liquidity BAC Holders will vote, together with the Status Quo BAC Holders, as described above), and (ii) amendments that could adversely affect the rights of the
     Status  Quo  BAC  Holders  or their interests  in  the  Status  Quo
     Assets, but would not materially affect the rights of the Liquidity BAC Holders;

   (c) the acquisition of control of any Management Entity or of the assets of any Management Entity that is an affiliate of
     the   Managing   General  Partner,  unless  such   acquisition   is
     incidental to the acquisition by OTEF II of New Assets, or is incidental to the acquisition of any entity, the principal assets of which are mortgage revenue bonds or other  related  assets  (and  which  is  not  itself  a  Management
     Entity);

   (d) the provision by OTEF II of, or the engagement of OTEF II in, management services with respect to its assets (other than those services provided by OTEF II in the ordinary course of its business on and after June 25, 1995) unless
     OTEF   II   obtains   an   opinion  of  the   IREC   with   respect
     thereto; and

   (e)   the   termination  of  any  contract  for  management  services
     provided to OTEF II by the Managing General Partner or its affiliates.

    Actions Subject to Approval by Status Quo BAC Holders. The Status Quo BAC Holders will have the right, without the concurrence of the Liquidity BAC Holders or the General Partners, to vote on:

   (a) the sale of all or substantially all of the Status Quo Assets (except for any sale of any property or asset securing a Mortgage Revenue Bond or for any sale approved by the IREC); and

   (b) amendments to the OTEF II Partnership Agreement, except for: (i) All BAC Holder Amendments (with respect to which the Status Quo BAC Holders will vote together with the
     Liquidity BAC Holders, as described above), and (ii) amendments that could adversely affect the rights of the
     Liquidity BAC Holders or their interests in the Liquidity Assets, but would not materially affect the rights of the Status Quo BAC Holders.

Note 6.  BAC Holder Rights Plan

    OTEF II and the Managing General Partner entered into a BAC Holder Rights Agreement dated May 30, 1995 with Crestar Bank which governs the terms of the BAC Holder Rights Plan. Under the BAC Holder Rights Plan, one Right was issued for each outstanding OTEF II BAC to OTEF II BAC Holders of record immediately following the distribution of the OTEF II BACs to the holders of OTEF BACs. Each Right entitles the holder thereof to buy one OTEF II BAC at an exercise price of $1,000, subject to adjustment.

    In  the  event  that OTEF II issues additional  OTEF  II  BACs,  the
BAC  Holder  Rights  Plan provides that Rights will  be  issued  to  the
holders   of  such  OTEF  II  BACs  in accordance with the BAC Holder
Rights Agreement.   Rights  will not be  issued  with  respect  to  the
SQBs and the Rights previously issued with respect to OTEF II BACs that are converted into SQBs will be canceled.

     The Rights could cause substantial dilution to a person or group that attempts to acquire OTEF II in a manner or on terms not approved by the Managing General Partner and therefore may make  it  more  costly  or  difficult to acquire  control  of  OTEF  II, which could have the effect of discouraging takeover attempts and make it more difficult to remove the existing management of OTEF II. The Rights, however, should not deter any prospective offeror willing to negotiate in good faith with the Managing General Partner.

     As part of the settlement of the OTEF II Litigation, the Managing General Partner has agreed to amend the OTEF II partnership agreement to provide that, if the Managing General Partner or an affiliate of the Managing General Partner (other than OTEF II), initiates a tender offer in which the Managing General Partner or its affiliate offers to purchase more than 10% of the OTEF II BACs then outstanding, and at the time such tender offer is initiated there is not pending any public offer to purchase OTEF II BACs by any person, then the Managing General Partner will not employ the OTEF II BAC Holder Rights Plan so as to prevent the closing of any subsequent competing offer to purchase OTEF II BACs that may be published and that is outstanding prior to the published termination date of the tender offer by the Managing General Partner or an affiliate (regardless of any earlier termination of the offer by the Managing General Partner or an affiliate).

Note 7.  Investments in Bonds

    As shown in the table below, as of December 31, 1996, OTEF II owned four Existing MRBs and 10 new Refunding Bonds, all of which
are   collateralized  by  Mortgage  Loans  on  the   Existing   Mortgaged
Properties.   The  safekeeping  and  administration  of  the  bonds   is
performed   by   a  custodian  under  the  Custody  Agreement   and   by
various   trustees   under   the  terms   of   the   Trust   Indentures.
Substantially   all   of  the  proceeds  from  the   issuance   of   the
Existing  MRBs  were  used  to  make Mortgage  Loans  to  the  Operating
Partnerships.

     OTEF's  rights  under  the  Mortgage  Loans  are  defined  by,  and
dependent  on,  the  terms and conditions of the  bonds.   Each  of  the
Mortgage Loans is collateralized by a first mortgage on each of the Existing Mortgaged Properties which, together with rents, has been assigned to the indenture trustee of the bonds as collateral for the benefit of OTEF as bondholder.

     Other   Sources.    In  connection  with  the   closing   of   each
Refunding   Bond,  the  applicable  Operating  Partnership  will   enter
into  certain  agreements  which provide as follows:  (i)  for  so  long
as   the   Series   A   Bonds   remain   outstanding,   each   Operating
Partnership will apply its net operating income before payment of interest and principal on its Series B Bonds to make loans to the Operating Partnerships for the payment of interest and principal,
and   related  fees  and  expenses,  reserves  and  deposits  owed   by
such  Operating  Partnerships  on  their respective  Series  A  Bonds   to
the   extent  the  other  Operating  Partnerships  are  unable  to  make such  payments  on  their respective Series A  Bonds,  and  (ii)  for  so long  as  OTEF  II  owns  the majority of the Series  B  Bonds  relating
to   an  Operating  Partnership's  property  and  the  Managing  General
Partner   of   OTEF   II  is  an  affiliate  of  the  current   Managing
General  Partner,  the  Operating  Partnerships  will  deposit  into  an
account   available  cash  flow  after  the  obligations  described   in
subparagraph  (i)  above  have  been  met  and  the  payments   required
under  that  Operating  Partnership's Series B  Bonds  have  been  made, which  funds  shall  be  applied  at OTEF  II's  discretion  to,  among
other  things,   make  loans  to  other  Operating  Partnerships   to
enable  them  to  make  all debt service payments due  on  their  Series
B Bonds.

    The  Operating  Partnerships  have  also  made  additional  interest
payments   on   their   Existing   MRBs   and   funded   certain   costs
associated  with  the  bond  refundings  from  two  additional  sources:
advances    made   by   Oxford   Development   Corporation    ("Oxford")
pursuant to its operating deficit guarantees, and obligations of Oxford and the Operating Partnerships under the Yield Maintenance
Reserve   ("YMR")  Agreement.   At  December  31,  1996,  only  $187,813
of  YMR  obligations  were  outstanding; these  were  satisfied  in  full on
March  4,  1997.   As  previously discussed  in  prior  reports,  Oxford
is  continuing  to  hold  proceeds from the $2  million  Treasury  strip
bond  received  that  it  received on  August  15,  1996.   At  December
31,  1996,  Oxford  was  holding  $1,924,432  of  such  proceeds  in  an
interest-bearing   account   pending  a  determination   as   to   which
Operating   Partnerships  these funds should  be  allocated.    This
allocation  will  be  based  on  the  individual  refunding  costs   and
reserve requirements of the Operating Partnerships.

------------------------------------------------------------------------
                         Schedule of Investments in Bonds @ December 31,
------------------------------------------------------------------------
                                              1996     1995      1994
------------------------------------------------------------------------
Existing MRBs (not refunded as of
              December 31, 1996)           $ 40,288  $153,032  $176,599
A Bonds (refunded as of December 31, 1996)   65,781         0         0
B Bonds (refunded as of December 31, 1996)   46,963         0         0
------------------------------------------------------------------------
                                            153,032   153,032   176,599
Adjustment for unrealized gains (losses)     62,497    10,968   (18,000)
------------------------------------------------------------------------
       TOTAL                               $215,529  $164,000  $158,599
========================================================================

   Existing MRBs. As of December 31, 1996, OTEF II held Existing MRBs for four of the Operating Partnerships. An additional two refunding transactions were completed during the first quarter of 1997. It is expected that the refunding of the two remaining Existing MRBs will close during 1997.

    The term of each Existing MRB, and accordingly, each Mortgage Loan is 24 years. The principal will not be amortized during the term of the Existing MRB and will be required to be repaid in a lump-sum balloon payment at the expiration of the bond term or at such earlier time as OTEF II may require. Beginning on the first day of the thirteenth year and continuing through the end of the fourteenth year, OTEF II may require payment of all principal and deferred interest due, upon 12 months' prior notice. In the fifteenth year (if an Existing MRB has not been repaid earlier), OTEF II will demand payment of principal and deferred contingent interest due. Each Mortgage Loan is nonassumable and due on sale of the Existing Mortgaged Property.

    Existing MRB Interest. The primary source of cash receipts for OTEF II is tax-exempt interest received from the Operating Partnerships pursuant to their debt service obligations under the bond documents and interest earned on OTEF II's cash reserves. The Existing MRBs and the underlying Mortgage Loans continue to provide for the payment of interest at an aggregate annual rate of up to 16%, consisting of Base Interest and additional Contingent Interest. Base Interest is owed at the rate of 8.25% per annum, but is payable only to the extent funds are available from cash flow and sale or refinance proceeds. Unpaid Base Interest is deferred, with additional interest charged on such deferred amounts at the rate of 8.25% per annum, compounded monthly and payable from future cash flow and sale or refinancing proceeds.

   As previously reported, under the 1988 OTEF Restructuring Plan and the Debt Modification Agreements, dated as of April 12, 1995, as amended, OTEF, OTEF II, the Operating Partnerships, and Oxford entered into certain forbearance arrangements which modify many of the terms of the Existing MRBs described above. At such time as the Existing MRBs are refunded, the obligations of the Operating Partnerships will be modified substantially as discussed below.

   The table below sets forth the cumulative Unpaid Base Interest and Interest on Unpaid Base Interest as of December 31, 1996 for
Existing MRBs:

-----------------------------------------------------------------
(In thousands)                   Interest on
                                    Unpaid     Unpaid
                                     Base       Base
Property Name/Partnership Name     Interest   Interest    Total
-----------------------------------------------------------------
Northwoods (Middletown)            $   40     $   729   $   769
San Bruno (San Bruno)                  65         722       787
The Harbour (Apollo)                  983       2,309     3,292
Chambrel at Club Hill (Colonel I)   7,103      15,670    22,773
-----------------------------------------------------------------
                                   $8,191     $19,430   $27,621
=================================================================


     Under   the   equity  method,  no  interest   was   accrued.
Additionally, no interest has been accrued under SFAS No. 115, as collection is highly unlikely. For tax purposes, since the collection of such interest is highly unlikely, recognition of
accrued  interest income was suspended.   However,  prior  to
this suspension, approximately $4 million of interest was accrued for federal income tax purposes on certain Existing MRBs. These Existing MRBs were refunded, and the Unpaid Base Interest for the applicable Operating Partnerships was forgiven. This forgiveness will have no financial statement impact.

    Refunding Bonds (Series A Bonds). The term of each Refunding Bond and, accordingly, each Mortgage Loan is 30 years following the date of refunding. The Series A Bonds require interest only payments during the first three years and, thereafter, are subject to annual sinking fund redemptions that will result in full amortization of the Series A Bonds during the 27-year remaining term.

    Series A Bond Interest and Principal. The Series A Bonds require pre-determined annual sinking fund redemptions based on a 27-year amortization schedule beginning in the fourth year, calculated with an assumed rate of interest of 5.6% per year. Series A Bond interest will be set initially at closing of the refundings and reset annually at a market rate based upon a percentage of the then prevailing one-year U.S. Treasury Bill rate, with a maximum rate of 5.6% per annum. The initial interest rate on the Series A Bonds that have been issued to date is 4.9%. Upon a remarketing, the Series A Bonds may be converted to a different interest rate mode (fixed or floating) and the interest rates may be modified at that time to reflect the prevailing market interest rates for whatever rate mode and remaining term is then applicable.

    Refunding Bonds (Series B Bonds).  The term of each Series  B
Bond and, accordingly, each Mortgage Loan is 30 years following the date of refunding.

    Series B Bond Interest and Principal. The Series B Bonds accrue interest equal to the product of the Combined Rate (as defined below) multiplied by the total combined principal balance of the Series
A Bonds and the Series B Bonds for each Operating Partnership, less the interest payable on the related Series A Bonds; the resulting amount of interest divided by the principal balance of the Series B Bonds equals the interest accrual rate on the Series B Bonds. Interest-only is payable on the Series B Bonds to the extent of available cash flow of the Operating Partnerships, with the entire principal balance due at maturity.


The Combined Rates on the Refunding Bonds over the next 10 years are as follows:

---------------------------------------------------------------------------------
             1997  1998  1999  2000  2001  2002  2003  2004   2005   2006   2007
---------------------------------------------------------------------------------
Akron        8.50% 8.76% 9.04% 8.38% 8.73% 9.07% 9.43% 9.82% 10.22% 10.65% 11.11%
Allview      7.38% 7.48% 7.77% 7.24% 7.54% 7.82% 8.12% 8.44%  8.77%  9.12%  9.50%
Colonel      4.36% 4.45% 4.61% 4.23% 4.90% 5.08% 5.26% 5.46%  5.66%  5.87%  6.09%
Fox Valley   7.12% 7.22% 7.50% 6.95% 7.23% 7.51% 7.79% 8.10%  8.42%  8.75%  9.11%
Middletown   7.28% 7.39% 7.67% 7.13% 7.42% 7.70% 8.00% 8.31%  8.64%  8.99%  9.36%
Ocala        8.50% 8.60% 8.94% 8.35% 8.70% 9.04% 9.39% 9.77% 10.17% 10.60% 11.05%
Schaumburg   6.05% 6.14% 6.38% 5.84% 6.09% 6.32% 6.56% 6.81%  7.08%  7.36%  7.65%
Southridge   5.23% 5.33% 5.53% 5.11% 5.32% 5.52% 5.72% 5.93%  6.16%  6.39%  6.64%
Tidewater    7.19% 7.29% 7.57% 6.98% 7.27% 7.56% 7.85% 8.16%  8.49%  8.84%  9.21%
Travis       5.33% 5.43% 5.63% 5.14% 5.36% 5.56% 5.76% 5.98%  6.21%  6.45%  6.70%
Westridge    6.12% 6.22% 6.46% 5.97% 6.22% 6.45% 6.69% 6.95%  7.22%  7.50%  7.80%
Williamsburg 7.64% 7.74% 8.05% 7.47% 7.78% 8.09% 8.40% 8.74%  9.09%  9.47%  9.86%
---------------------------------------------------------------------------------

    The Combined Rates decrease in the fourth year following commencement of the date of refunding due to the sinking fund payments under the Refunding Bonds and, thereafter, the Combined Rates increase every year through the remaining term of the Refunding Bonds.


Note 7.   Investments in Bonds (continued)

     Information on the Bonds as of December 31, 1996 and 1995 (in 000's) and the related properties is as follows:

                                                                                    1996    1995            Monthly
                                                    Carrying Value at 12/31/96       Unrealized  Carrying   Interest
                                         Combined ------------------------------  --------------- Value ------------------
                              Maturity     Face   Existing                        Gain or Gain or   @   Existing A    B
Bond Investment                 Date      Amount    Bond  A Bond  B Bond   Total   (Loss) (Loss) 12/31/95 Bond Bond Bond
--------------------------------------------------------------------------------------------------------------------------
REFUNDED BONDS:
Chesapeake Landing,        November 2027 $ 25,450 $    0 $13,102 $ 9,651 $ 22,753 $ 8,639 $3,233 $ 17,347 $ 0 $ 54 $ 98
Fox Valley-Oxford L.P.
Island Club,               November 2027   11,300      0   5,744   4,550   10,294   5,669  2,878    7,503   0   23   46
Allview-Oxford L.P.
Reflections,               November 2027   25,644      0  13,998   9,643   23,641  10,551  4,055   17,146   0   57   96
Tidewater-Oxford L.P.
Hunt Club,                 December 2027   20,270      0   8,732   5,391   14,123   1,367     33   12,789   0   36   54
Travis One-Oxford L.P.
Savannah Trace,            November 2027   23,400      0  11,232   7,160   18,392   3,686 (1,576)  13,129   0   46   72
Schaumburg-Oxford L.P.
Windsor Park,              November 2027   14,000      0   6,333   4,507   10,840   5,192  3,012    8,660   0   26   46
Westridge-Oxford L.P.
Windrift at Seaview Ridge, December 2027   29,430      0  11,258   8,117   19,375     939 (4,527)  13,909   0   46   82
Southridge-Oxford L.P.
Chambrel at Pinecastle,    November 2027    9,500      0   5,458   4,494    9,952   4,495      5    5,462   0   22   45
Ocala-Oxford L.P.
Chambrel at Williamsburg,  November 2027   25,000      0  13,708  10,280   23,988   8,551   (264)  15,173   0   56  103
Williamsburg-Oxford L.P.
Chambrel at Montrose,      December 2027   12,800      0   7,354   6,112   13,466   4,991 (2,587)   5,888   0   30   61
Akron One Retirement-                    --------------------------------------------------------------------------------
  Oxford L.P.
                 Subtotal Refunded Bonds $196,794 $    0 $96,919 $69,905 $166,824 $54,080 $4,262 $117,006 $ 0 $396 $703
                                         --------------------------------------------------------------------------------
                                        (continued)


Note 7.   Investments in Bonds (continued)

     Information on the Bonds as of December 31, 1996 and 1995 (in 000's) and the related properties is as follows:

                                                                                    1996    1995
                                                   Carrying Value at 12/31/96       Unrealized  Carrying Monthly interest
                                       Combined -------------------------------- ---------------- Value -----------------
                            Maturity     Face   Existing                         Gain or  Gain or   @    Existing A    B
Bond Investment               Date      Amount   Bond    A Bond  B Bond    Total  (Loss)   (Loss) 12/31/95 Bond Bond Bond
-------------------------------------------------------------------------------------------------------------------------
UNREFUNDED BONDS (Existing Bonds):

Northwoods,              October 2009  $ 21,700 $14,655 $     0 $     0 $ 14,655 $ 5,084 $ 5,303 $ 14,874 $149 $  0 $  0
Middletown-Oxford L.P.<F1>

San Bruno,               November 2009   25,000  17,458       0       0   17,458   7,066   6,318   16,710  172    0    0
San Bruno-Oxford L.P.    December 2009    1,060     740       0       0      740     300     268      709    7    0    0

The Harbour,             November 2009    8,710   4,176       0       0    4,176    (788)   (456)   4,507   60    0    0
Apollo-Oxford Associates L.P.

Chambrel at Club Hill,   December 2009   25,430  11,676       0       0   11,676  (3,245) (4,727)  10,194  175    0    0
Colonel I-Oxford L.P.<F1>              ---------------------------------------------------------------------------------
             Subtotal Unrefunded Bonds $ 81,900 $48,705 $     0 $     0 $ 48,705 $ 8,417 $ 6,706 $ 46,994 $563 $  0 $  0
                                       ---------------------------------------------------------------------------------
          Total Bonds                  $278,694 $48,705 $96,919 $69,905 $215,529 $62,497 $10,968 $164,000 $563 $396 $703
                                       =================================================================================

<F1> Subsequent to December 31, 1996, Middletown (January 29, 1997) and Colonel I (March 6, 1997) were refunded consistent with the other 10 mortgage revenue bonds listed above.  Additionally, approximately $78 million in unpaid Base Interest and interest on Unpaid Base Interest was written-off.

Note 8.  Other Events

     As previously reported, OTEF II and certain of its affiliates (collectively "Defendants") are Defendants in putative class and derivative lawsuits consolidated as In re Oxford Tax Exempt Fund Securities Litigation, No. WMN 95-3643 (D.Md.). These complaints alleged breach of OTEF's partnership agreement, breach of fiduciary duty by the general partners, and breach of Federal and state securities laws, and sought unspecified monetary damages and various forms of equitable relief. The plaintiffs and the Defendants in the consolidated action entered into a Stipulation of Settlement (the "Settlement"), which was filed with the U.S.
District   Court  for  the  District  of  Maryland  ("Court")  on   November
18,   1996.    At   a  hearing  held  on  November  21,  1996,   the   Court
entered an order granting preliminary approval of the Settlement and providing certification for settlement purposes only of a class consisting of all OTEF II BAC Holders as of the record
date.   On   January   31,  1997,  the  Court  issued  an   order   granting
final   approval   of  the  terms  of  the  settlement  of   the   OTEF   II
litigation.    An  appeal  was  filed  with  the  U.S.  Court   of   Appeals
for the Fourth Circuit by an OTEF II BAC Holder who is appearing pro se. The Managing General Partner believes this appeal is without merit, although no assurances can be given as to the outcome of this appeal.

      In connection with the Settlement: (1) Defendants will complete the refunding of the Existing MRBs in the manner contemplated by the 1995 OTEF Restructuring Plan, and cause the Operating Partnerships to grant OTEF II additional security for the Refunding Bonds, (2) OTEF II will issue SQBs to those OTEF II BAC Holders who made a timely election, (3) OTEF II will offer the Status Quo BAC Holders an option to have OTEF II purchase or redeem their SQBs in the future at a price of $540 per SQB, (4) ORFG will relinquish certain fees that otherwise would have been paid by the Operating Partnerships, (5) Defendants will grant OTEF II a participation interest in certain receivables they hold from the Operating Partnerships, and (6) Defendants have
consented   to  the  court  order,  reforming  or  otherwise  changing   the
OTEF   II   partnership  agreement  in  certain  respects,   and   otherwise
imposing limitations on the rights and powers of OTEF II and its Managing General Partner. The settlement also provides for a release of all claims by and among the parties.

     While the Defendants did not make any admission of wrongdoing, they desired, by settlement of all controversies between and among them, the Class and OTEF II, to avoid the risk, expense, inconvenience, distraction, and delay of litigation. The Court did not determine the merits of Plaintiffs' claims or the defenses of the Defendants. The Settlement did not imply that there has been or would be any finding of any violation of law or that recovery could be had in any amount if the action were not settled. In addition, Plaintiff's class counsel prosecuted the
OTEF II Litigation on behalf of the class on an entirely contingent basis and have received no compensation for their services from the inception of this litigation in November 1995 through the present. In light of the benefits conferred on
OTEF II, the Managing General Partner has agreed to the payment by OTEF II of attorney's fees and reimbursement of expenses incurred, in an amount not to exceed $2.5 million, which is included in accounts payable and accrued expense.

Note 9.  Subsequent Events

     In   connection  with  the  Settlement,
the     holders     of     approximately    13,000    BACs,     representing
approximately   4.3%   of   the   total   outstanding   BACs,   elected   to
exchange their OTEF II BACs for Status Quo BACs.

    On  January  29,  1997,  OTEF  II refunded  the  Existing  MRB  that  is collateralized by the Existing Mortgaged Property owned by Middletown-Oxford Limited Partnership, effective January 1, 1997. On March 6, 1997, OTEF II refunded the Existing MRB that is collateralized by the Existing Mortgaged Property owned by Colonel I-Oxford Limited Partnership, effective March 1, 1997.

      On February 14, 1997, OTEF II made a quarterly cash distribution of $3,642,796 or $11.90 per BAC (4.76% per annum on the  original  $1,000  invested  per  BAC)  to  BAC  Holders  of  Record  as of December 31, 1996. This distribution is consistent with the distribution made for the previous seven quarters.

----------------------------------------------------------------------------
Distribution Information
----------------------------------------------------------------------------

  The following table sets forth, on a quarterly basis, all distributions declared by OTEF II and OTEF.

                                               Amount Distributed<F1>
----------------------------------------------------------------------------
                                                    BAC        General
         Quarter Ended<F1>            Per BAC   Holders<F2>    Partners
----------------------------------------------------------------------------
1996
         December 31, 1996            $  11.90  $  3,569,940   $   72,856
         September 30, 1996           $  11.90  $  3,569,940   $   72,856
         June 30, 1996                $  11.90  $  3,569,940   $   72,856
         March 31, 1996               $  11.90  $  3,569,940   $   72,856
---------------------------------------------------------------------------
1995
         December 31, 1995            $  11.90  $  3,569,940   $   72,856
         September 30, 1995           $  11.90  $  3,569,940   $   72,856
         June 30, 1995                $  11.90  $  3,569,940   $   72,856
         March 31, 1995               $  11.90  $  3,569,940   $   72,856
---------------------------------------------------------------------------
1994
         December 31, 1994            $  11.25  $  3,374,944   $   68,876
         September 30, 1994           $  11.25  $  3,374,944   $   68,876
         June 30, 1994                $  11.25  $  3,374,944   $   68,876
         March 31, 1994               $  11.25  $  3,374,944   $   68,876
---------------------------------------------------------------------------
1993
         December 31, 1993            $  11.25  $  3,374,944   $   68,876
         September 30, 1993           $  10.94  $  3,281,945   $   66,979
         June 30, 1993                $  10.94  $  3,281,945   $   66,979
         March 31, 1993               $  10.94  $  3,281,945   $   66,979
---------------------------------------------------------------------------
1992
         December 31, 1992            $  10.94  $  3,281,945   $   66,979
         September 30, 1992           $  10.63  $  3,188,947   $   65,080
         June 30, 1992                $  10.63  $  3,188,947   $   65,080
         March 31, 1992               $  10.32  $  3,095,948   $   63,184
---------------------------------------------------------------------------
1991
         December 31, 1991            $  10.32  $  3,096,000   $   63,184
         September 30, 1991           $  10.32  $  3,096,000   $   63,184
         June 30, 1991                $  10.32  $  3,096,000   $   63,184
         March 31, 1991               $  10.32  $  3,096,000   $   63,184
---------------------------------------------------------------------------
1990
         December 31, 1990            $  10.32  $  3,096,000   $   63,184
         September 30, 1990           $  10.32  $  3,096,000   $   63,184
         June 30, 1990                $  10.32  $  3,096,000   $   63,184
         March 31, 1990               $  10.32  $  3,096,000   $   63,184
---------------------------------------------------------------------------
1989
         December 31, 1989            $  10.32  $  3,096,000   $   63,184
         September 30, 1989           $  10.32  $  3,096,000   $   63,184
         June 30, 1989                $  10.32  $  3,096,000   $   63,184
         March 31, 1989               $  10.32  $  3,096,000   $   63,184
---------------------------------------------------------------------------
1988
         December 31, 1988            $  10.32  $  3,096,000   $   63,184
         September 30, 1988           $  10.32  $  3,096,000   $   63,184
         June 30, 1988<F3>            $  20.63  $  6,189,000   $  126,306
         March 31, 1988               $  20.63  $  6,189,000   $  126,306
---------------------------------------------------------------------------
                                   (continued)

                                               Amount Distributed<F1>
---------------------------------------------------------------------------
                                                    BAC        General
         Quarter Ended<F1>            Per BAC   Holders<F2>    Partners
---------------------------------------------------------------------------
1987
         December 31, 1987            $  20.63  $  6,189,000   $  126,306
         September 30, 1987           $  21.56  $  6,468,000   $  132,000
         June 30, 1987                $  21.56  $  6,468,000   $  132,000
         March 31, 1987               $  21.56  $  6,468,000   $  132,000
---------------------------------------------------------------------------
1986
         December 31, 1986            $  21.25  $  6,375,000   $  130,102
         September 30, 1986           $  21.25  $  6,375,000   $  130,102
         June 30, 1986                $  21.25  $  6,375,000   $  130,102
         March 31, 1986               $  21.25  $  6,375,000   $  130,102
---------------------------------------------------------------------------
1985
         December 31, 1985<F4>        $  14.88  $  3,894,287   $   79,475
---------------------------------------------------------------------------
Total                                 $ 597.72  $178,745,149   $3,647,865
===========================================================================

<F1> Distributions   in  all  cases  were  paid  in   the   quarter
     immediately  following the quarter to which  the  distribution relates.
<F2> The   aggregate  amount  distributed  to  BAC  Holders   since
     inception is $178,745,149, or approximately 60% based on an original investment of $1,000 per BAC.
<F3> Excludes  the $507,450 ($1.70 per BAC) distributed  on  August
     15, 1988 as a return of capital.
<F4> Assumes BAC Holders were admitted on October 10, 1985.

------------------------------------------------------------------
General Partnership Information
------------------------------------------------------------------

Legal Counsel
Shaw, Pittman, Potts & Trowbridge
Washington, D.C.

Independent Accountants
Coopers & Lybrand L.L.P.
Washington, D.C.

Transfer Agent and Registrar
MMS Escrow & Transfer Agency, Inc.
P.O. Box 7090
Troy, Michigan 48007-7090

Managing General Partner
Oxford Tax Exempt Fund II Corporation
7200 Wisconsin Avenue, 11th floor
Bethesda, Maryland  20814

The Annual Report on Form 10-K for the
year ended December 31, 1996, filed with the Securities and Exchange Commission, is available to BAC Holders and may be obtained by writing:

   Investor Services
   Oxford Tax Exempt Fund II Limited Partnership
   P.O. Box 7090
   Troy, Michigan  48007-7090
   (810) 614-4550

------------------------------------------------------------------
Instructions for Investors who wish to reregister or transfer
OTEF II BACs
------------------------------------------------------------------

    Please follow the instructions below to expedite the reregistration or transfer of ownership of any OTEF II Beneficial Assignee Interests ("OTEF II BACs") that you may own. Note that no transfers or sales can be effected without the consent of the Managing General Partner and the completion of the proper documents.


  To cover the costs associated with processing transfers, MMS Escrow & Transfer Agency, Inc. ("MMS"), the transfer agent for OTEF II, charges $25 for each transfer of OTEF II BACs between related parties and $50 per seller for each transfer for consideration (sale). The only exception is a transfer to a surviving joint holder of BACs when the other joint holder dies, in which case no fee is charged. MMS charges $150 for the conversion of a BAC into a limited partner interest.

  To transfer ownership of OTEF II BACs held in a Merrill Lynch account, please have your Merrill Lynch financial consultant contact Merrill Lynch Partnership Operations in New Jersey at
  (201) 557-1619 to request the necessary transfer documents. Merrill Lynch Partnership Operations will only accept calls from your financial consultant. YOU MUST HAVE THE PROPER TRANSFER DOCUMENTS FROM MERRILL LYNCH TO EFFECT A TRANSFER. You must have your financial consultant contact Partnership Operations, as OTEF Investor Services does not send out transfer papers for BACs held in a Merrill Lynch account.

  Investors who no longer hold OTEF II BACs in a Merrill Lynch account should contact Investor Services at (810) 614-4550 or P.O. Box 7090, Troy, Michigan 48007-7090, to obtain transfer documents. YOU MUST OBTAIN THE PROPER TRANSFER DOCUMENTS FROM INVESTOR SERVICES TO EFFECT A TRANSFER OF BACs WHICH YOU HOLD PERSONALLY.

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

  The  Annual Report on Form 10-K for the year ended December 31,
  1996, filed with the Securities and Exchange Commission, is available to BAC Holders and may be obtained by writing:


                        Investor Services
          Oxford Tax Exempt Fund II Limited Partnership
                          P.O. Box 7090
                    Troy, Michigan 48007-7090

                         (810) 614-4550