Form 10-Q
period 1997-03-31
OXFORD TAX EXEMPT FUND II LTD PARTNERSHIP
filed 1997-05-20
CIK 793977

================================================================
                        UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                     -----------------------
                            FORM 10-Q
(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997
                                    --------------
                               OR
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

             --------------------------------
             Commission file number:  0-25600
             --------------------------------

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

          Maryland                         52-1394232
-------------------------------        -------------------
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)         Identification No.)

   7200 Wisconsin Avenue, 11th floor, Bethesda, Maryland 20814
   -----------------------------------------------------------
     (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code (301) 654-3100

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

Index to Exhibits is found on page 3.
=================================================================

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-Q

                   PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.

    The  financial statements of the Partnership are incorporated
herein   by   reference   to   sequentially   numbered  pages  15
through 18 of OTEF II's Quarterly Report (Unaudited).

Item 2.  Management's   Discussion  and   Analysis  of  Financial
         Condition and Results of Operations.

    A discussion of OTEF II's financial condition and results of operations for the three-month period ended March 31, 1997 is incorporated herein by reference to sequentially numbered pages 6 through 14 entitled "Report of Management" included in OTEF II's Quarterly Report (Unaudited).

                   PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

    Information responsive to this Item regarding putative  class
and derivative lawsuits is contained  in   Note  8  to  Financial
Statements of the Form 10-K for the year ended December 31, 1996 filed by OTEF II.

Item 2.  Changes in Securities.
    None.

Item 3.  Defaults Upon Senior Securities.
    None.

Item 4.  Submission of Matters to a Vote of Security Holders.
    None.

Item 5.  Other Information.
    None.

Item 6.  Exhibits and Reports on Form 8-K.
    (a)  Exhibits.

    For  a  list  of  Exhibits  as  required  by  Item  601   of
    Regulation S-K, see Exhibit Index on page 3 of this report.

    (b)  Reports on Form 8-K.
    None.

    No other items were applicable.

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-Q

                          EXHIBIT INDEX

(Listed according to the number assigned in the Exhibit Table in Item 601 of Regulation S-K).

(20) Report furnished to Security Holders.

     Oxford Tax Exempt Fund II Limited Partnership's Quarterly
     Report (Unaudited) dated March 31, 1997, follows on sequentially numbered pages 5 through 27 of this report.

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

Date: 5/20/97       By:  /S/ Richard R. Singleton
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



Date: 5/20/97       By:  /S/ Leo E. Zickler
      -------            ------------------------------------------
                         Leo E. Zickler
                         Chairman of the Board of Directors and
                            Chief Executive Officer


Date: 5/20/97       By:  /S/ Francis P. Lavin
      -------            ------------------------------------------
                         Francis P. Lavin
                         Director and President


Date: 5/20/97       By:  /S/ Robert B. Downing
      -------            ------------------------------------------
                         Robert B. Downing
                         Director and Executive Vice President

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                        Quarterly Report
                           (Unaudited)

                         March 31, 1997

























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

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

    The following report provides information about the financial condition of Oxford Tax Exempt Fund II Limited Partnership, a Maryland limited partnership ("Oxford Tax Exempt Fund II," "OTEF II," or the "Partnership"), as of March 31, 1997, and its results of operations and cash flows for the period then ended. This report and analysis should be read together with the financial statements and related notes thereto and the selected financial data appearing elsewhere in this Quarterly Report.

Recent Developments

    As previously discussed, an Information Memorandum dated December 2, 1996, was furnished to the holders of beneficial assignee interests (the "OTEF II BAC Holders") in connection with and as part of the settlement of certain putative class and derivative action litigation ("OTEF II Litigation"). The Information Memorandum described the new business plan for OTEF II ("Liquidity and Growth Plan"), and provided BAC Holders with the information necessary to make an informed decision regarding whether they wished to exchange their BACs for a new class of BACs ("Status Quo BACs" or "SQBs"). The SQBs and the Liquidity and Growth Plan are discussed below.

    Status Quo BACs. Approximately 4.3% of the OTEF II BAC Holders made a timely election to convert their OTEF II BACs to SQBs. Effective April 1, 1997, OTEF II issued the SQBs in uncertificated, book-entry form. The SQBs represent interests only in the existing mortgage revenue bonds ("Existing MRBs"), as refunded, and not in the new assets that will be acquired by OTEF II pursuant to the terms of the Liquidity and Growth Plan. The SQBs are designed to replicate, to the extent possible, the economic interest that the holders of the SQBs (the "Status Quo BAC Holders") would have had in the Existing MRBs, as refunded, if the partnership agreement for Oxford Tax Exempt Fund Limited Partnership ("OTEF"), OTEF II's predecessor, had continued to govern and the Liquidity and Growth Plan was not implemented. OTEF II is finalizing the accounting methodology that will be used with respect to the SQBs. More detailed information will be included in the Quarterly Report for the second quarter.

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

    Under the Optional Sale Plan described in the Information Memorandum, the original Status Quo BAC Holders have the option to tender all or a portion of their SQBs for purchase or redemption by OTEF II. As of May 16, 1997, 162 Status Quo BAC Holders with 3,115 SQBs exercised this option, however, as the

-----------------------------------------------------------------
Report of Mangement
-----------------------------------------------------------------

election deadline of June 20, 1997, for Status Quo BAC Holders to exercise this right has not occurred, the Managing General Partner is unable to determine at this time the total amount of OTEF II's funding obligation. All properly tendered SQBs must be purchased or redeemed by OTEF II by March 17, 1998.

    Liquidity and Growth Plan. Under the Liquidity and Growth Plan, OTEF II will apply to list the OTEF II BACs for trading on a national securities exchange, and the proceeds from the sale of the bonds issued to refund the Existing MRBs, or interests therein, or any debt issued by OTEF II and secured by such assets (together, the "Financing") and any additional funds that OTEF II may obtain, will be invested in new assets. The Managing General Partner believes the Liquidity and Growth Plan will allow OTEF II to take advantage of attractive investment opportunities and thereby increase cash distributions and value to the holders of the OTEF II BACs ("Liquidity BAC Holders").

    Listing of OTEF II BACs-Liquidity and Trading Market. The Managing General Partner is continuing discussions with two national securities exchanges and expects OTEF II to formally apply for listing on one of them in the near future. In addition, prior to listing or shortly after listing, OTEF II will divide or "split" the outstanding OTEF II BACs into smaller denominations to enhance trading in, and liquidity of, the OTEF II BACs and encourage a broader range of investors. It is expected that the division will result in the issuance of approximately 25 new OTEF II BACs ("New BACs") for each outstanding OTEF II BAC.

    Issuance of New BACs. All OTEF II BACs currently are held in uncertificated, book-entry form on OTEF II's books. Nevertheless, the OTEF II position of many OTEF II BAC Holders are reported on their brokerage account statements, and distributions made by OTEF II are credited directly to their brokerage accounts.

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

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

    Business Plan for Growth. Under the Liquidity and Growth Plan, OTEF II will invest the proceeds of the Financing and any additional funds that OTEF II may obtain in new assets described below to increase the distributions payable with respect to the New BACs and the value to the Liquidity BAC Holders.

    Refunding and Financing. As of March 31, 1997, OTEF II had refunded 12 of the Existing MRBs, which comprise approximately 87.5% of OTEF II's portfolio, including two refundings that closed during the first quarter of 1997 (Colonel I and
Middletown). It is expected that the refunding of the two remaining Existing MRBs will close during 1997. Refunding an Existing MRB means exchanging that bond for newly issued refunding bonds ("Refunding Bonds") with approximately the same principal amount, an extended maturity and restructured interest rates that increase each year during the terms of the Refunding Bonds and that are designed to require the limited partnerships which own the properties securing the bonds (the "Operating
Partnerships") to pay substantially all of their projected cash flow as interest on the Refunding Bonds. As a result of these refundings, the estimated value of the bonds held by OTEF II as shown on the Balance Sheet increased by approximately $2,387,000 as of March 31, 1997, compared to December 31, 1996.

    The Refunding Bonds are structured so as to consist of senior bonds ("Series A Bonds") and subordinated bonds ("Series B Bonds"). This senior/subordinated structure will permit OTEF II to undertake the Financing, pursuant to which it will sell all or a portion of the Series A Bonds, or interests therein, that are designated as Liquidity Assets, or issue debt that may be secured by such assets, new assets or both. OTEF II will retain the related Series B Bonds for the benefit of the Liquidity BAC Holders, and will retain both the senior Series A Bonds and the subordinated Series B Bonds, or interests therein, that are designated as Status Quo Assets for the benefit of the Status Quo BAC Holders.

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

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

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

Liquidity and Capital Resources

    Current Position. OTEF II uses the interest payments it receives from the Refunding Bonds and Existing MRBs primarily for distributions to its General Partners, OTEF II BAC Holders and SQB Holders, and to pay administrative expenses and fund reserves, as well as the costs associated with the implementation of the 1995 OTEF Restructuring Plan, including OTEF II's costs associated with the defense of the OTEF II Litigation and the payment by OTEF II of $2.5 million of fees and expenses incurred by plaintiffs' counsel. As of May 16, 1997, OTEF II has estimated that approximately $1.7 million will be required to meet its obligations under the Optional Sale Plan. Although OTEF II is unable to determine the total amount of its funding obligations at this time, it believes that its funding obligations will increase above this amount. Except as may be required in connection with the 1995 OTEF Restructuring Plan, OTEF II has no commitments for capital expenditures. A distribution for the quarter ended March 31, 1997, in the amount of $3,642,796, or $11.90 per BAC (4.76% per annum on the original $1,000 invested per BAC) was made on May 15, 1997. This distribution is consistent with the distributions made for the previous eight quarters.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

    As of March 31, 1997, OTEF II held $11,977,000 in cash and cash equivalents, a decrease of $95,000, or less than 1%, from $12,072,000 in cash and cash equivalents held as of December 31, 1996. The slight decrease in OTEF II's cash and cash equivalents is due primarily to payments received from its investments in the Existing MRBs and the Refunding Bonds, offset by administrative, governance and litigation costs associated with the implementation of the 1995 OTEF Restructuring Plan which were paid during the quarter ended March 31, 1997, as well as the payment by OTEF II of the fourth quarter 1996 distribution. The total liabilities of OTEF II shown on the Balance Sheet decreased to $6,465,000 as of March 31, 1997, from $6,964,000 at December 31, 1996, and does not include an amount for its obligation under the Optional Sale Plan discussed above.

    Governance and administrative expenses totaled $332,000 for the three-month period ended March 31, 1997, as compared to $614,000 for the three-month period ended March 31, 1996. The decrease of $282,000 was primarily attributable to a decrease in governance expenses relating to the 1995 OTEF Restructuring Plan offset by an increase in expense reimbursements to the General Partners and their affiliates. Litigation and settlement costs due to the OTEF II Litigation totaled $98,000 for the three-month period ended March 31, 1997.

    Existing  MRBs.  As of March 31, 1997, OTEF II held  Existing
MRBs for two of the Operating Partnerships. It is expected that the refunding of the two remaining Existing MRBs will close during 1997.

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

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

    Cumulative Unpaid Base Interest and interest on interest. As of March 31, 1997, the two remaining Operating Partnerships with Existing MRBs had cumulative unpaid Base Interest and interest on interest at 8.25% per annum, compounded monthly, of approximately $27,946,000. Under the applicable method of accounting, this unpaid Base Interest was not reflected in the financial statements of OTEF II. All cumulative unpaid Base Interest and interest on interest on the remaining Existing MRBs is written-off at such time as the Existing MRBs are refunded. During the quarter ended March 31, 1997, the Existing MRBs for Middletown and Colonel I were refunded, and $24,066,000 of accrued interest was written-off during the quarter ended March 31, 1997.

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

    Series A Bond Interest and Principal. The Series A Bonds require pre-determined annual sinking fund redemptions based on a 27-year amortization schedule beginning in the fourth year, calculated with an assumed rate of interest of 5.6% per year. Series A Bond interest is set initially at closing of the refundings  and  reset annually at a market  rate  based  upon  a percentage of the then prevailing one-year U.S. Treasury Bill rate, with a maximum rate of 5.6% per annum. The initial interest rate on the Series A Bonds that have been issued to date is 4.9%. Upon a remarketing, the Series A Bonds may be converted to a different interest rate mode (fixed or floating) and the interest rates may be modified at that time to reflect the prevailing market interest rates for whatever rate mode and remaining term is then applicable. All required interest payments were made on the Refunding Bonds, including accrued interest for March 1997 that was paid in April 1997.

    Series  B  Bonds.   The  term of  each  Series  B  Bond  and,
accordingly, each Mortgage Loan is 30 years following the date of refunding.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------
    Series B Bond Interest and Principal. The Series B Bonds accrue interest equal to the product of the Combined Rate (as defined below) multiplied by the total combined principal balance of the Series A Bonds and the Series B Bonds for each Operating Partnership, less the interest payable on the related Series A Bonds; the resulting amount of interest divided by the principal balance of the Series B Bonds equals the interest accrual rate on the Series B Bonds. Interest-only is payable on the Series B Bonds to the extent of available cash flow of the Operating Partnership, with the entire principal balance due at maturity.

    Combined Rate. The Combined Rate represents that portion of each Property's projected Cash Flow Before Debt Service ("CFBDS") for each year (projected at the time of the refunding of each Existing MRB) that may be applied to interest on the combined Series A Bonds and Series B Bonds.

    Other Sources. In connection with the closing of each Refunding Bond, the applicable Operating Partnership will enter into certain agreements which provide as follows: (i) for so long as the Series A Bonds remain outstanding, each Operating Partnership will apply its net operating income before payment of interest and principal on its Series B Bonds to make loans to the Operating Partnerships for the payment of interest and principal, and related fees and expenses, reserves and deposits owed by such Operating Partnerships on their respective Series A Bonds to the extent the other Operating Partnerships are unable to make such payments on their respective Series A Bonds, and (ii) for so long as OTEF II owns the majority of the Series B Bonds relating to an Operating Partnership's property and the Managing General Partner of OTEF II is an affiliate of the current Managing General Partner, the Operating Partnerships will each deposit into an escrow account any excess cash flow on a monthly basis after the obligations described in subparagraph (i) above have been met and the payments required under that Operating Partnership's Series B Bonds have been made, which funds shall be applied at OTEF II's discretion to, among other things, make loans to other Operating Partnerships to enable them to make all debt service payments due on their Series B Bonds. As of March 31, 1997, the aggregate amount of excess cash flow held in the escrows was approximately $172,000, and approximately $162,000 of net excess cash flow generated from March 1997 operations will be deposited into the applicable escrows in April 1997.

    Oxford Advances. As discussed in prior reports, Oxford is continuing to hold proceeds from the $2 million Treasury Strip
Bond that it received on August 15, 1996. At March 31, 1997, Oxford was holding approximately $1.2 million of such proceeds, plus approximately $168,000 in accrued interest, in an interest-bearing account pending a determination as to which Operating Partnerships these funds should be allocated. This allocation will be based on the individual refunding costs and reserve requirements of the Operating Partnerships. The decrease totaling $800,000 represents an allocation of funds based on the individual refunding costs of certain Operating Partnerships' bonds during the first quarter of 1997.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------
Results of Operations

    The Partnership's Operations

    The Partnerships' Three-Month Operations. Distributions to Partners amounted to $3,642,796, or $11.90 per BAC (4.76% per annum on the original $1,000 invested per BAC) to BAC Holders of Record as of March 31, 1997. This distribution is consistent with the distribution made for the previous eight quarters. For financial statement purposes, Net Income and Net Income per BAC were $4,266,000 and $13.94, respectively, for the three-month period ended March 31, 1997, as compared to $4,073,000 and $13.31, respectively, for the three-month period ended March 31, 1996.

    As we announced in the Information Memorandum, the Managing General Partner currently anticipates that the amount of the quarterly distribution payable to the Liquidity BAC Holders and the Status Quo BAC Holders will be increased by approximately 4% later in 1997 following implementation of the Liquidity and Growth Plan. Of course, future distributions (and any increases in the distributions per BAC) are always subject to the ability of the Operating Partnerships to make their scheduled debt service payments, which, in turn, depends on the results of future operations of their properties and on the aggregate amount in the excess cash flow escrows.

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

   The Operating Partnerships reported an aggregate net operating income before property improvements of approximately $5,576,000 for the three-month period ended March 31, 1997, representing an increase of approximately $352,000, or 6.7%, over the aggregate net operating income before property improvements reported for the same period in 1996. In addition, for the three-month period ended March 31, 1997, overall property improvement expenditures were approximately $467,000, representing an increase of approximately $59,000, or 14.3%, as compared to the same period in 1996.

   Senior Living Properties. The Operating Partnerships that own the four Senior Living Communities reported an aggregate net operating income before property improvements of approximately $1,579,000 for the three-month period ended March 31, 1997, representing an increase of approximately $159,000, or 11.2%,

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

over the aggregate net operating income before property improvements reported for the same period in 1996. The weighted average occupancy rate for these four properties at March 31, 1997 was 92%, as compared to 89% at March 31, 1996. The weighted average monthly rent collected for March 1997 for the four Senior Living Communities increased by approximately 3% to $1,772, as compared to $1,723 for the same period in 1996. In addition, for the three-month period ended March 31, 1997, overall property improvement expenditures for the four Senior Living Communities were approximately $161,000, representing an increase of approximately $48,000, or 42.6%, as compared to the same period in 1996.

   Apartment Properties. The Operating Partnerships that own the 10 garden apartments reported an aggregate net operating income before property improvements of approximately $3,997,000 for the three-month period ended March 31, 1997, representing an increase of approximately $194,000, or 5.1%, over the aggregate net operating income before property improvements reported for the same period in 1996. The weighted average occupancy rate for the 10 garden apartment communities was approximately 93% at March 31, 1997, as compared to 94% at March 31, 1996. The weighted average monthly rent collected for March 1997 for the 10 garden apartments increased by approximately 4% to $751, as compared to $720 for the same period in 1996. In addition, for the three-month period ended March 31, 1997, overall property improvement expenditures for the 10 garden apartments were approximately $306,000 representing a decrease of approximately $10,000, or 3.5%, as compared to the same period in 1996.

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

Oxford Tax Exempt Fund II Limited Partnership

-------------------------------------------------------------------
Balance Sheets (in thousands)
-------------------------------------------------------------------
                                   March 31, 1997
                                     (Unaudited)  December 31, 1996
-------------------------------------------------------------------
Assets
  Investments in Bonds                 $217,916        $215,529
  Cash and cash equivalents              11,977          12,072
  Bond interest receivable                1,323           1,099
  Other, primarily interest
    receivable                               28              33
-------------------------------------------------------------------
      Total Assets                     $231,244        $228,733
===================================================================
Liabilities and Partners' Capital
  Liabilities
    Accounts payable and accrued
      expenses                         $  2,822        $  3,321
    Distributions payable                 3,643           3,643
-------------------------------------------------------------------
      Total Liabilities                   6,465           6,964
-------------------------------------------------------------------
  Partners' Capital
    General Partners                     (2,381)         (2,393)
    Limited Partners' Interests
      (Beneficial Assignee
      Interests-299,995 interests
      issued and outstanding)           162,276         161,665
    Unrealized Gain on Investments       64,884          62,497
-------------------------------------------------------------------
      Total Partners' Capital           224,779         221,769
-------------------------------------------------------------------
      Total Liabilities and
        Partners' Capital              $231,244        $228,733
===================================================================

            The accompanying notes are an integral part
                  of these financial statements.


Oxford Tax Exempt Fund II Limited Partnership

-------------------------------------------------------------------
Statements of Income (in thousands, except per BAC amounts)
(Unaudited)
-------------------------------------------------------------------
                                              For the three months
                                                 ended March 31,
                                              --------------------
                                                 1997       1996
-------------------------------------------------------------------
Revenues
  Interest on Bonds                            $4,605     $4,602
  Other, primarily interest on short-term
    investments                                    91         85
-------------------------------------------------------------------
                                                4,696      4,687

Expenses
  Governance and administrative expenses          332        614
  Litigation and settlement costs                  98          0
-------------------------------------------------------------------

Net income                                     $4,266     $4,073
===================================================================

Net income allocated to General Partners       $   85     $   81
===================================================================

Net income allocated to BAC Holders            $4,181     $3,992
===================================================================

Net income per BAC                             $13.94     $13.31
===================================================================

Distribution per BAC                           $11.90     $11.90
===================================================================

           The accompanying notes are an integral part of these financial statements.


Oxford Tax Exempt Fund II Limited Partnership

-----------------------------------------------------------------------------
Statement of Partners' Capital (in thousands)
-----------------------------------------------------------------------------
                                              Limited
                                             Partners'
                                             Interests
                                             ----------
                                             Beneficial  Unrealized
                                     General  Assignee    Gain on
                                     Partners Interests Investments  Total
-----------------------------------------------------------------------------
Balance, December 31, 1996           $(2,393)  $161,665   $62,497   $221,769
-----------------------------------------------------------------------------

Net Income                                85      4,181         0      4,266

Distributions payable to Partners,
  including $11.90 per BAC               (73)    (3,570)        0     (3,643)

Unrealized Gain on Investments             0          0     2,387      2,387

-----------------------------------------------------------------------------
Balance, March 31, 1997 (Unaudited)  $(2,381)  $162,276   $64,884   $224,779
=============================================================================

               The accompanying notes are an integral part
                    of these financial statements.




Oxford Tax Exempt Fund II Limited Partnership

--------------------------------------------------------------------
Statements of Cash Flows (in thousands)
(Unaudited)
--------------------------------------------------------------------
                                                For the three months
                                                   ended March 31,
                                                --------------------
                                                   1997      1996
--------------------------------------------------------------------
Operating Activities
  Net income                                        $ 4,266 $ 4,073
  Adjustments to reconcile net income to net
     cash provided by operating activities:
  Changes in assets and liabilities:
    Bond interest receivable                           (224)      0
    Other, primarily interest receivable                  5       3
    Due from affiliates                                   0     308
    Accounts payable and accrued expenses              (499)     26
--------------------------------------------------------------------
Net cash provided by operating activities             3,548   4,410
--------------------------------------------------------------------
Net cash provided by investing activities                 0       0
--------------------------------------------------------------------
Financing activities
  Distributions paid to Partners and BAC Holders     (3,643) (3,643)
--------------------------------------------------------------------
Net cash used by financing activities                (3,643) (3,643)
--------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents    (95)    767
Cash and cash equivalents, beginning of period       12,072   9,698
--------------------------------------------------------------------
Cash and cash equivalents, end of period            $11,977 $10,465
====================================================================

           The accompanying notes are an integral part of these financial statements.



-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

Note 1.  Financial Statements

   The financial statements reflect all adjustments which, in the opinion of the Managing General Partner of Oxford Tax Exempt Fund II Limited Partnership ("Oxford Tax Exempt Fund II," "OTEF II," or the "Partnership"), are necessary to present fairly OTEF II's financial position as of March 31, 1997 and December 31, 1996, the Statements of Income for the three-month periods ended March 31, 1997 and 1996, the Statement of Partners' Capital as of March 31, 1997, and the Statements of Cash Flows for the three-month periods ended March 31, 1997 and 1996, and the notes thereto, in accordance with generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements and notes included in the Partnership's Annual Report for the year ended December 31, 1996.

    In February 1997, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which will change the reporting of earnings per share effective in the fourth quarter of 1997. Basic earnings per share, a measure required by the new standard, will not include stock options as common stock equivalents. The new standard also requires a company to report diluted earnings per share.

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

    Business Plan for Growth. Under the Liquidity and Growth Plan, OTEF II will invest the proceeds of the Financing and any additional funds that OTEF II may obtain in new assets described below to increase the distributions payable with respect to the New BACs and the value to the Liquidity BAC Holders.

    Refunding and Financing. As of March 31, 1997, OTEF II had refunded 12 of the Existing MRBs, which comprise approximately 87.5% of OTEF II's portfolio, including two refundings that closed during the first quarter of 1997 (Colonel I and Middletown). It is expected that the refunding of the two remaining Existing MRBs will close during 1997. Refunding an Existing MRB means exchanging that bond for newly issued refunding bonds ("Refunding Bonds") with approximately the same principal amount, an extended maturity and restructured interest

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

rates that increase each year during the terms of the Refunding Bonds and that are designed to require the limited partnerships which own the properties securing the bonds (the "Operating Partnerships") to pay substantially all of their projected cash flow as interest on the Refunding Bonds. As a result of these refundings, the estimated value of the bonds held by OTEF II as shown on the Balance Sheet increased by approximately $2,387,000 as of March 31, 1997, compared to December 31, 1996.

    The Refunding Bonds are structured so as to consist of senior bonds ("Series A Bonds") and subordinated bonds ("Series B Bonds"). This senior/subordinated structure will permit OTEF II to undertake the Financing, pursuant to which it will sell all or a portion of the Series A Bonds, or interests therein, that are designated as Liquidity Assets, or issue debt that may be secured by such assets, new assets or both. OTEF II will retain the related Series B Bonds for the benefit of the Liquidity BAC Holders, and will retain both the senior Series A Bonds and the subordinated Series B Bonds, or interests therein, that are designated as Status Quo Assets for the benefit of the Status Quo BAC Holders.

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

    OTEF II generally will acquire additional mortgage revenue bonds and taxable bonds that are not rated by any of the nationally recognized rating agencies (such as Moody's Investor

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------
Services, Inc. or Standard & Poor's Ratings Group) and that are not credit-enhanced at the time of acquisition, although OTEF II may seek to have all or a portion of such bonds credit-enhanced or rated at a future date. It also is expected that OTEF II may invest in bonds, including bonds that may be secured by bonds or mortgages that are subordinated to senior bonds or mortgages held by third parties, on terms that will permit it, in many cases, to participate (either through stepped interest rates or otherwise) in the future growth and increase in value of the properties financed by such bonds. In addition, in the case of bonds that require restructuring, it is anticipated that OTEF II may be able to acquire such bonds on a discounted basis, that is, where the nominal principal amount of the bond exceeds the purchase price and/or the estimated current liquidation value of the underlying property.

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

    Income Taxes. No provision has been made for federal, state, or local income taxes in the financial statements of OTEF II since the Partners and OTEF II (collectively, "OTEF II BAC Holders") are required to report on their individual tax returns their allocable share of taxable income, gains, losses, deductions, and credits of OTEF II.

    Valuation of Bonds. The OTEF II Managing General Partner estimated at March 31, 1997 that the fair value of the 12 Series A and B Bonds and the two Existing MRBs was approximately $217,916,000 and, accordingly, OTEF II recorded a credit to Partners' Capital in an amount equal to approximately $64,884,000 of unrealized gain on investments. The current fair value of the Series A and B Bonds and the Existing MRBs was determined by the Managing General Partner using the same cash flow methodology applied by a major investment banking firm in connection with structuring advice rendered to OTEF II and its predecessor with respect to the 1995 OTEF Restructuring Plan. The Series A Bonds are valued at par based on comparable municipal bond securities, and all other bonds (the Existing MRBs and the Series B Bonds) are valued based on a discounted cash flow analysis. For this purpose the applicable cash flows are based on certain assumptions concerning the Properties and the markets in which they are located, including the timing and realization of such cash flows.

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

    Net Income and Distributions per Beneficial Assignee Interest
(BAC). Net income and distributions per BAC are based upon the weighted average number of BACs outstanding during the applicable year.

    Statements of cash flows. The statements of cash flows are intended to reflect only cash receipts and cash payment activity. The statements do not reflect investing and financing activity that affect recognized assets or liabilities that do not result in cash receipts or cash payments. This non-cash activity consists of distributions payable to Partners and OTEF II BAC Holders of $3,642,796 at March 31, 1997 and 1996.

    Cash and cash equivalents.  Cash and cash equivalents consist of  all  demand deposits and tax-exempt money market funds stated
at   cost,   which  approximates  market  value,  with   original
maturities of three months or less.

    Governance and administrative expenses totaled $332,000 for the three-month period ended March 31, 1997, as compared to $614,000 for the three-month period ended March 31, 1996. The decrease of $282,000 was primarily attributable to a decrease in governance expenses relating to the 1995 OTEF Restructuring Plan offset by an increase in expense reimbursements to the General Partners and their affiliates. Litigation and settlement costs due to the OTEF II Litigation totaled $98,000 for the three-month period ended March 31, 1997.

Note 4.  Related Party Transactions

    Interests in OTEF II and the Operating Partnerships. The General Partners own interests in OTEF II that entitle them to receive a share of OTEF II's cash flow and possibly of sale, refinancing and liquidation proceeds. Distributions to the General Partners totaled $73,000 for March 31, 1997 and 1996.

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

    Compensation and Fees. For the three-month periods ended March 31, 1997 and 1996, the Operating Partnerships paid total property and asset management fees of $577,000 and $564,000, respectively. Of the $577,000 of property and asset management fees, $428,000 was paid to NHP, Inc. and certain affiliates (collectively, "NHP"), as compared to $421,000 for the same period in 1996. The remaining fees totaling $149,000 was paid to Oxford Realty Financial Group, Inc. ("ORFG"), as compared to

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

$143,000 for the same period in 1996. During the three-month periods ended March 31, 1997 and 1996, the Operating Partnerships also paid ORFG, in the aggregate, $174,000 of fees pursuant to the OTEF Restructuring Plan Administration/Asset Management Fee Agreement, which amount is equal to 0.25% per annum of the principal amount of the bonds collateralized by the properties owned by the Operating Partnerships ("Existing Mortgaged Properties").

    Fees Payable to ORFG. As discussed above, ORFG provides various management services, relating to the Existing Mortgaged Properties and OTEF II's investment therein. It will provide additional services in connection with OTEF II's investment in New Assets, as described above. The fees payable to ORFG for the services it is providing currently (the "Existing Fees") are operating expenses of the Operating Partnerships that are payable prior to the payment of interest on the Existing MRBs. OTEF II did not pay any fees in connection with OTEF II's investment in New Assets to ORFG during the quarter ended March 31, 1997; however, with the implementation of the Liquidity and Growth Plan in 1997, OTEF II anticipates that it will pay ORFG new fees (the "New Asset Fees") in the near future. The paragraphs below describe the New Asset Fees:

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

    Advisory Fee. OTEF II also will pay ORFG an advisory fee for managing OTEF II's New Assets after their acquisition. The advisory fee, which is payable annually, is equal to 0.5% of (i) the purchase price paid by OTEF II for a New Asset, or (ii) with respect to a New Asset which is subordinated in payment to senior indebtedness, the sum of (A) the purchase price paid by OTEF II for its subordinated interest and (B) the principal amount of the senior interest; provided, however, that if an affiliate of the Managing General Partner is receiving fees for property management services pursuant to a property management agreement

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------
entered into with the owner of an Additional Mortgaged Property, the advisory fee will be equal to 0.5% of the purchase price paid by OTEF II for the related New Asset. In addition, if the Managing General Partner receives in any year compensation or fees from an unaffiliated person that serves as the property manager for the Additional Mortgaged Property, the amount of the advisory fee payable with respect to the related New Asset shall be reduced by 50% of any such compensation or fees received by the Managing General Partner.

    Expense Reimbursements. The Operating Partnerships and OTEF II also reimburse ORFG for certain expenses it incurs in providing services with respect to the Existing Mortgaged Properties and the administration of OTEF II's affairs. Total reimbursements to the General Partners and their affiliates for the three-month periods ended March 31, 1997 and 1996, were $86,000 and $22,900, respectively. Such reimbursable amount is determined based on the actual time the officers and employees devote to OTEF II based upon their respective salaries.

    Incentive Option Plan. OTEF II intends to adopt an incentive option plan (the "Incentive Option Plan") in order for the Managing General Partner to attract and retain key employees and advisers. The Incentive Option Plan will authorize the granting to the directors, officers and employees of the Managing General Partner and certain affiliates of options to purchase approximately 26,000 OTEF II BACs (prior to any division of the OTEF II BACs in connection with listing the OTEF II BACs on a national securities exchange), which will represent approximately 8.3% of the outstanding OTEF II BACs (assuming approximately 13,000 OTEF II BACs are converted into SQBs.)

    The Managing General Partner anticipates that options to purchase all or substantially all of the OTEF II BACs offered pursuant to the Incentive Option Plan will be granted prior to the effective date of listing of the OTEF II BACs for trading. The exercise price per BAC shall be the average of the closing price of an OTEF II BAC, as reported on the appropriate exchange on which the OTEF II BACs are listed or designated for the first twenty days of trading or, with respect to any BAC option exercised between the option grant date and the determination of the average trading price, it shall be the fair market value as determined by the Board of Directors of the Managing General Partner on the basis of available prices.

Note 5.  Subsequent Events

    Effective April 1, 1997, OTEF II issued in book-entry form SQBs to BAC Holders who made a timely election to convert their OTEF II BACs to SQBs, representing approximately 4.3% of the outstanding BACs. SQB Holders have until June 20, 1997, to exercise their option to require OTEF II to purchase or redeem their SQBs pursuant to the Optional Sale Plan, described in the Information Memorandum dated December 2, 1996, that was furnished to BAC Holders. As of May 16, 1997, 3,115 SQBs have been tendered by 162 Status Quo BAC Holders.

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

   On May 15, 1997, OTEF II made a quarterly cash distribution of $3,642,796, or $11.90 per BAC (4.76% per annum on the original $1,000 invested per BAC) to BAC Holders of Record as of March 31, 1997. This distribution is consistent with the distribution made for the previous eight quarters.

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

  Investors who no longer hold OTEF II BACs in a Merrill Lynch account should contact Investor Services at (248) 614-4550 or P.O. Box 7090, Troy, Michigan 48007-7090, to obtain transfer documents. YOU MUST OBTAIN THE PROPER TRANSFER DOCUMENTS FROM INVESTOR SERVICES TO EFFECT A TRANSFER OF BACs WHICH YOU HOLD PERSONALLY.

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

-----------------------------------------------------------------
Instructions for Investors who wish to reregister or transfer
  OTEF II BACS
-----------------------------------------------------------------

  Please remember to notify Investor Services in writing at the address below or by calling (248) 614-4550 in the event you change your mailing address or your financial consultant. We can then continue to provide you and your representative with timely information about your investment in OTEF II.

  The  Quarterly  Report  on  Form 10-Q  for  the  quarter  ended
  March   31,  1997,  filed  with  the  Securities  and  Exchange
  Commission, is available to BAC Holders and may be obtained by writing:


                        Investor Services
          Oxford Tax Exempt Fund II Limited Partnership
                          P.O. Box 7090
                    Troy, Michigan 48007-7090

                         (248) 614-4550