Form 10-Q/A
period 1997-03-31
OXFORD TAX EXEMPT FUND II LTD PARTNERSHIP
filed 1997-06-18
CIK 793977

========================================================================
                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q/A
                             -------------
                            Amendment No. 1

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------

                                     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                   ________________________________

                   Commission file number:  0-25600
                   ________________________________

              OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP
         -------------------------------------------------------
         (Exact name of registrant as specified in its charter)

           Maryland                            52-1394232
-------------------------------        ---------------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)             Identification No.)

       7200 Wisconsin Avenue, 11th floor, Bethesda, Maryland 20814
       -----------------------------------------------------------
          (Address of principal executive offices)  (Zip Code)

                            (301) 654-3100
           --------------------------------------------------
           Registrant's telephone number, including area code

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

Index to Exhibits is found on page 9.

========================================================================

              OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                               FORM 10-Q/A

                             Amendment No. 1

The Form 10-Q of Oxford Tax Exempt Fund II Limited Partnership ("OTEF II") for the quarter ended March 31, 1997 is hereby amended with respect to Item 2 of Part II regarding "Changes in Securities" and to include additional exhibits under Item 6(a) of Part II. In order to avoid confusion with respect to the incorporation by reference to exhibits that were filed with the Form 10-Q, all of the items of the Form 10-Q which referenced sequentially numbered pages of such exhibits are being restated herein.

                                  PART I

Item 1.  Financial Statements

     The financial statements of OTEF II are incorporated herein by reference to sequentially numbered pages 15 through 18 of OTEF II's Quarterly Report (Unaudited) to security holders dated March 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     A discussion of OTEF II's financial condition and results of operations for the three-month period ended March 31, 1997 is incorporated herein by reference to the information under the caption "Report of Management" in sequentially numbered pages 6 through 14 of OTEF II's Quarterly Report (Unaudited) to security holders dated March 31, 1997.

                                 PART II

Item 2.  Changes in Securities

Reformation of OTEF II Partnership Agreement
--------------------------------------------

     On January 31, 1997, the United States District Court for the District of Maryland issued a final order and judgment (the "Final Order") and memorandum opinion which approved the terms of the settlement (the "Settlement") of certain putative class and derivative lawsuits consolidated under the caption In re Oxford Tax Exempt Fund Securities
                               ---------------------------------------
Litigation.  The Final Order reforms certain provisions of OTEF II's
----------
limited partnership agreement. The revisions have been incorporated into a Third Amended and Restated Agreement of Limited Partnership (the "Reformed Partnership Agreement"), which amends and restates OTEF II's Second Amended and Restated Agreement of Limited Partnership dated as of June 26, 1995 (together, generally, with the Reformed Partnership Agreement, the "OTEF II Partnership Agreement"). The court ordered revisions embodied in the Reformed Partnership Agreement are deemed effective as of June 26, 1995.

     The substance of these revisions is as follows:

1) Oxford Tax Exempt Fund II Corporation, OTEF II's managing general partner (the "MGP"), agreed to limitations on certain fees payable to its parent in connection with OTEF II's new business plan (the "Liquidity and Growth Plan").

2) The MGP is authorized to reinvest cash flow of OTEF II in acquisitions of additional tax-exempt mortgage revenue bonds ("MRBs"), but it may not reinvest any cash flow attributable to the assets segregated for the Status Quo BACs (defined below).

3) The MGP has the authority under certain provisions of the OTEF II Partnership Agreement to invest in certain assets which may produce taxable income.

4) Any contracts for services rendered to OTEF-II by the general partners of OTEF II (the "General Partners") or their affiliates shall be terminable by a vote of a majority in interest of the OTEF II BAC Holders.

5) Capital improvements to a property securing OTEF II's existing MRBs, costing in excess of $250,000 in a calendar year (adjusted for inflation), shall not be approved for payment by OTEF II without approval of OTEF II's independent real estate consultant (the "IREC").

6) If the MGP or its affiliates (but not OTEF II) initiates a tender offer for more than 10% of the OTEF II BACs then outstanding, and at the time such tender offer is initiated there is not pending any public offer to purchase OTEF II BACs, then the MGP shall not employ the OTEF II BAC Holder Rights Plan to prevent the closing of subsequent competing offers to purchase OTEF II BACs that are published and outstanding prior to the termination date of the tender by the MGP or its affiliate.

7) The percentage of vote required to take certain actions shall be as follows:

     (a)  Actions Requiring a Two-Thirds Vote:

          i. approval or disapproval of the sale of all or substantially all of the assets of OTEF II, unless OTEF II obtains a written opinion of the IREC;

          ii. any amendment to the OTEF II Partnership Agreement that modifies or alters the voting requirements;

          iii. any amendment to the OTEF II Partnership Agreement that authorizes the payment of additional fees not already authorized by the OTEF II Partnership Agreement to the MGP or its affiliates, or modifies any such existing fees in a way not already authorized by the OTEF II Partnership Agreement;

          iv. the removal of any General Partner and, if such General Partner was the sole remaining General Partner, the election of a replacement general partner; or

          v.   the dissolution of OTEF II.

     (b)  Actions Requiring a Majority Vote:

          i. OTEF II's acquisition of control of any management entity, or of management assets of any management entity affiliated with the MGP, unless any such acquisition is incidental to the acquisition by OTEF II of any additional MRBs or other assets, or is incidental to the acquisition of any entity the principal assets of which are MRBs or other assets (and which is not itself a management entity);

          ii. the provision by OTEF II of or the engagement of OTEF II in management services (other than those services provided by OTEF II in the ordinary course of its business on and after June 25, 1995) with respect to any of the MRBs or with respect to any of the mortgaged properties, unless OTEF II obtains an opinion of the IREC;

         iii. the termination of any contract for management services provided to OTEF II by the MGP or its affiliates; and

          iv. any amendment to the OTEF II Partnership Agreement, other than those amendments described above in item 7(a)(ii) and (iii).

8) Any OTEF II BACs or Status Quo BACs purchased or redeemed by OTEF II shall, to the extent permissible under law, be voted in the same proportion as all other OTEF II BACs or Status Quo BACs voting, for so long as OTEF II holds them.

9) Any OTEF II BACs or Status Quo BACs acquired from OTEF II by any person pursuant to any compensation plan, option plan or incentive plan established by OTEF II ("Management BACs") shall, for so long as such Management BACs have not been sold or transferred in an arms-length transaction, be voted in the same proportion as all other BACs or Status Quo BACs, except that these proportionate voting requirements do not apply to any amendments that require only a majority vote (other than amendments required in connection with a determination that OTEF II shall engage in the business of providing management services to unaffiliated parties). The MGP shall not permit OTEF II to accept any promissory note or other debt instrument, securities, property or services in payment for the exercise by any holder of an option to acquire Management BACs.

10) Unless otherwise authorized by a majority vote, OTEF II shall not assume or incur debt in excess of sixty-five percent of the value of OTEF II's assets (unless, in the sole discretion of the MGP, a higher percentage is required on an urgent basis to avoid any adverse effect on the business, operations or prospects of OTEF II or such higher percentage is required for one or more periods not exceeding one year.

Issuance of Status Quo BACs
---------------------------

     Effective April 1, 1997, OTEF II issued a new class of BACs ("Status Quo BACs") to the holders of OTEF II BACs who made a timely election to convert all or a portion of their OTEF II BACs into Status Quo BACs on the terms and conditions described in the Information Memorandum that was distributed on December 2, 1996 to the OTEF II BAC Holders. The Status Quo BACs were issued on a one-for-one basis for the OTEF II BACs that were elected to be converted. The Status Quo BACs are designed to replicate, to the extent possible, the economic interests that the holders of the Status Quo BACs (the "Status Quo BAC Holders") would have had in OTEF II's existing assets if the partnership agreement for Oxford Tax Exempt Fund Limited Partnership, OTEF II's predecessor ("OTEF"), had continued to govern and the Liquidity and Growth Plan were not implemented. The rights and obligations of the Status Quo BAC Holders are set forth in a supplement to the OTEF II Partnership Agreement entitled the "Designation of the Rights and Preferences of the Holders of Status Quo BACs."

     In connection with the issuance of the Status Quo BACs, the MGP designated as "Status Quo Assets" a pro rata portion of OTEF II's existing assets based on the number of OTEF II BACs converted into Status Quo BACs. The Status Quo Assets are held for the benefit of the Status Quo BAC Holders. The remaining assets of OTEF II (the "Liquidity Assets") are now designated for the benefit of the OTEF II BAC Holders who did not elect the Status Quo BAC option and any other holders of OTEF II BACs (together, the "Liquidity BAC Holders"). Any new assets that OTEF II acquires pursuant to the Liquidity and Growth Plan ("New Assets") also will be held for the benefit of the Liquidity BAC Holders.

     The following discussion summarizes the effect of the issuance of the Status Quo BACs on certain rights of the Liquidity BAC Holders and the Status Quo BAC Holders.

Rights to Allocations and Distributions
---------------------------------------

     Capital Accounts. Following the issuance of the Status Quo BACs, the BAC Holders who retained their OTEF II BACs had the same capital accounts as they had prior to the issuance of the Status Quo BACs. Their capital accounts and the capital accounts of the Liquidity BAC Holders will be increased by profits relating to the Liquidity Assets and the New Assets ("Liquidity Profits"), but not by any profits relating to the Status Quo Assets ("Status Quo Profits"), and will be reduced by the amount of all distributions made to them by OTEF II (the "Liquidity Cash Flow") and losses relating only to the Liquidity Assets and the New Assets ("Liquidity Losses"), but not by any losses relating to the Status Quo Assets ("Status Quo Losses").

     Status Quo BAC Holders have the same capital accounts as they had prior to the conversion of their OTEF II BACs into Status Quo BACs.
Their capital accounts will be increased by the Status Quo Profits, but not by any Liquidity Profits, and will be reduced by the amount of all distributions made to them by OTEF II (the "Status Quo Cash Flow") and all Status Quo Losses, but not by any Liquidity Losses. OTEF II will maintain two capital accounts for BAC Holders who elect to convert only a portion of their OTEF II BACs into Status Quo BACs.

     Subordinated BACs. Two Broadway Associates IV, an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated, the selling agent for the 1985 offering of OTEF BACs, directly owns 1,500 OTEF II BACs (the "Affiliated OTEF II BACs"), which were issued in exchange for services rendered by Merrill Lynch in connection with the 1985 offering and which are subordinated to the other OTEF II BACs with respect to allocations and distributions of Liquidity Residual and Liquidation Proceeds (as defined below).

     Distributions of Cash Flow. Liquidity Cash Flow and Status Quo Cash Flow will be distributed as described below.

     Liquidity Cash Flow. Liquidity Cash Flow, in any year will first be distributed 98% to the Liquidity BAC Holders and 2% to the General Partners until the Liquidity BAC Holders as a class (other than the holder(s) of the Affiliated OTEF II BACs) have received, during such year, a noncumulative 11% preferred return on the Liquidity BAC Holders Preference Amount (as defined below) and, thereafter during such year, 90% to the Liquidity BAC Holders as a class and 10% to the General Partners. The "Liquidity BAC Holders Preference Amount" means an amount equal to the total capital contributions of the Liquidity BAC Holders to OTEF or OTEF II, reduced by any distributions of residual proceeds previously made to them by OTEF, and further reduced by all distributions of Liquidity Residual and Liquidation Proceeds made by OTEF II to the Liquidity BAC Holders.

     Status Quo Cash Flow. All Status Quo Cash Flow in any year will first be distributed 98% to the Status Quo BAC Holders as a class and 2% to the General Partners until the Status Quo BAC Holders as a class have received a noncumulative return in such year equal to 11% of the Status Quo BAC Holders Preference Amount (defined below) and, thereafter during such year, 90% to the Status Quo BAC Holders as a class and 10% to the General Partners. The "Status Quo BAC Holders Preference Amount" means an amount equal to the total capital contributions of the Status Quo BAC Holders to OTEF, reduced by any distributions of residual proceeds previously made to them by OTEF, and further reduced by all distributions of Status Quo Residual and Liquidation Proceeds (defined below) made by OTEF II to the Status Quo BAC Holders.

     Distributions of Residual Proceeds and Liquidation Proceeds. All Residual Proceeds of OTEF II (which, in general, means the cash OTEF II receives from the sale of a mortgaged property or New Asset (a"Sale") or the repayment of the principal and interest payable upon maturity or remarketing of a MRB (a "Repayment"), other than a Sale or Repayment that occurs in connection with the liquidation of OTEF II) will be designated as "Liquidity Residual Proceeds" to the extent such Residual Proceeds relate to the Liquidity and New Assets and as "Status Quo Residual
Proceeds" to the extent that they relate to the Status Quo Assets. The Liquidity Residual Proceeds, but not the Status Quo Residual Proceeds, may be reinvested in New Assets at the discretion of the MGP. The
Liquidity Residual Proceeds, to the extent they are not reinvested, and the Status Quo Residual Proceeds, will be applied and distributed generally as described below.

     Liquidity Residual and Liquidation Proceeds. The Liquidity Residual Proceeds shall be applied to the payment of the expenses allocable to the OTEF II BACs or reinvested in New Assets at the discretion of the MGP, and to the extent not so applied or reinvested, shall be available for distribution in which case such amounts generally shall be applied and distributed in the following amounts and order of priority:

(a) 100% to the payment of all debts and obligations of OTEF II that are then due and owing related to the Liquidity and New Assets (other than loans from the General Partners and their affiliates) and to any additions to the working capital reserve with respect to the Liquidity and New Assets that the MGP may determine to be necessary;


(b) 100% to the Liquidity BAC Holders as a class (other than the holder(s) of the Affiliated OTEF II BACs) until the Liquidity BAC Holders (other than the holder(s) of the Affiliated OTEF II BACs) receive aggregate distributions from Liquidity Residual Proceeds equal to the Liquidity BAC Holders Preference Amount;

(c) 100% to the holder(s) of the Affiliated OTEF II BACs in an amount equal to $1,000 times the number of Affiliated OTEF II BACs less any prior distributions of Residual Proceeds with respect to such Affiliated OTEF II BACs;

(d) 100% to the General Partners and their affiliates to repay loans, if any, from them to OTEF II, with interest thereon, except to the extent the proceeds of any such loans were used to pay amounts relating to the Status Quo Assets or OTEF II's ownership thereof;

(e) 100% to the General Partners until the General Partners receive aggregate distributions from Liquidity Residual Proceeds and Status Quo Residual Proceeds equal to the General Partners Preference Amount (generally, an amount equal to the total capital contributions of the General Partners to OTEF II reduced by all distributions of Liquidity Residual and Liquidation Proceeds and Status Quo Residual and Liquidation Proceeds); and

(f) the remainder, if any, 98% to the Liquidity BAC Holders and 2% to the General Partners, except that the 2% return to the General Partners generally is deferred until the Liquidity BAC Holders receive an amount (when combined with all prior distributions of Liquidity Cash Flow and

     Liquidity Residual Proceeds) equal to an average annual noncompounded return of 10% on the Liquidity BAC Holders Preference Amount. Liquidity Liquidation Proceeds (which, in general, means all cash receipts of OTEF II arising from the dissolution of OTEF II and liquidation of the Liquidity and New Assets) generally will be distributed in the same order of priority as Liquidity Residual Proceeds, except the first application of Liquidity Liquidation Proceeds will be to establish certain reserves.

    If Liquidity Residual Proceeds or Liquidity Liquidation Proceeds are insufficient to make any payment set forth in a particular paragraph (b) through (f) above, then Liquidity Residual Proceeds or Liquidity Liquidation Proceeds available to make the payment will be distributed proportionately among the parties entitled to the payment under such paragraph.

     Status Quo Residual and Liquidation Proceeds. Status Quo Residual Proceeds shall be applied to the payment of the expenses allocable to the Status Quo BACs, and to the extent not so applied, shall be available for distribution in which case such amounts generally shall be applied and distributed in the following amounts and order of priority:

(a) 100% to the payment of all debts and obligations of OTEF II that are then due and owing related to the Status Quo Assets (other than loans from the General Partners and their affiliates) and to any additions to the working capital reserve with respect to the Status Quo Assets that the MGP may determine to be necessary;

(b) 100% to the Status Quo BAC Holders as a class until the Status Quo BAC Holders receive aggregate distributions from Status Quo Residual Proceeds equal to the Status Quo BAC Holders Preference Amount;

(c) 100% to the General Partners and their affiliates to repay loans, if any, from them to OTEF II, the proceeds of which were used to pay amounts relating to the Status Quo Assets or OTEF II's ownership thereof;

(d) 100% to the General Partners until the General Partners receive aggregate distributions from Liquidity Residual Proceeds and Status Quo Residual Proceeds equal to the General Partners Preference Amount; and

(e) the remainder, if any, 98% to the Status Quo BAC Holders as a class and 2% to the General Partners until the Status Quo BAC Holders as a class have received an amount (when combined with all prior distributions of cash flow and Residual Proceeds) equal to an average annual noncompounded return of 11% on the Status Quo BAC Holders Preference Amount, except that the amounts otherwise payable to the General Partners hereunder shall be deferred until the Status Quo BAC Holders as a class have received an amount (when combined with all prior distributions of Status Quo Cash Flow and Residual Proceeds) equal to an average annual noncompounded return of 10% on the Status Quo BAC Holders Preference Amount.

     Status Quo Liquidation Proceeds (which, in general, means all cash receipts of OTEF II arising from the dissolution of OTEF II and liquidation of the Status Quo Assets) generally will be distributed in the same order of priority as Status Quo Residual Proceeds, except the first application of Status Quo Liquidation Proceeds will be to establish certain reserves.

     If Status Quo Residual Proceeds or Status Quo Liquidation Proceeds are insufficient to make any payment set forth in a particular paragraph
(b) through (e) above, then Status Quo Residual Proceeds or Status Quo Liquidation Proceeds available to make the payment will be distributed proportionately among the parties entitled to the payment under such paragraph.

     Allocation of Profits and Losses. Liquidity Profits from operations generally will be allocated between the Liquidity BAC Holders and the General Partners as follows: first, in accordance with distributions of Liquidity Cash Flow, until the cumulative Liquidity Profits so allocated are equal to the cumulative Liquidity Cash Flow distributions, and thereafter 2% to the General Partners and 98% to the Liquidity BAC Holders. Liquidity Losses from operations generally will be allocated 2% to the General Partners and 98% to the Liquidity BAC Holders. Liquidity Profits and Liquidity Losses arising from a Sale or Repayment (including Liquidity Profits which represent the receipt of interest income on a MRB) or liquidation of OTEF II generally will be allocated in a manner so as to cause the capital account balances of the General Partners and Liquidity BAC Holders to equal the amounts that would be distributable to them as described above in paragraphs (b), (c), (e) and (f) of "-- Distributions of Residual Proceeds and Liquidation Proceeds -- Liquidity Residual and Liquidation Proceeds."

     Status Quo Profits from operations generally will be allocated between the Status Quo BAC Holders and the General Partners as follows: first, in accordance with distributions of Status Quo Cash Flow, until the cumulative Status Quo Profits so allocated are equal to the cumulative Status Quo Cash Flow distributions, and thereafter 2% to the General Partners and 98% to the Status Quo BAC Holders. Status Quo Losses from operations generally are allocated 2% to the General Partners and 98% to the Status Quo BAC Holders. Status Quo Profits and Losses arising from a Sale or Repayment of a Status Quo Asset (including Status Quo Profits which represent the receipt of interest income on a MRB) or liquidation of OTEF II generally will be allocated in a manner so as to cause the Status Quo capital account balances of the General Partners and Status Quo BAC Holders to equal the amounts that would be distributable to them as described above in paragraphs (b), (d) and (e) of "-- Distributions of Residual and Liquidation Proceeds -- Status Quo Residual and Liquidation Proceeds."

     The above allocations of Liquidity and Status Quo Profits and Losses will be subject to compliance with the principles of the Internal Revenue Code of 1986 sections 704(b) (containing rules concerning the determination of a partner's distributive share and capital account maintenance) and 704(c) (containing rules for reflecting disparities in the adjusted tax basis and the fair market value of property contributed or revalued by a partnership) and the regulations promulgated thereunder.

Voting Rights After Issuance of Status Quo BACs
-----------------------------------------------

     Both the Status Quo BAC Holders and the Liquidity BAC Holders generally will continue to have voting rights with respect to actions that could materially affect their rights or interests in OTEF II, but neither will have voting rights with respect to actions that would have no material effect on their rights or their interests in OTEF II. The following discussion summarizes the provisions in the OTEF II Partnership Agreement (as it has been supplemented by the Designation of Rights and Preferences of the Status Quo BACs) relating to the voting rights of the BAC Holders and the procedure for calling meetings of the BAC Holders.

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

     Actions Subject to Approval by Liquidity BAC Holders. The Liquidity BAC Holders also will have the right, without the concurrence of the Status Quo BAC Holders or the General Partners, to vote on:

(a) the sale of all or substantially all of the Liquidity Assets and New Assets, taken as a whole (except for any sale of any property or asset securing a MRB or any sale approved by the IREC);

(b)  amendments to the OTEF II Partnership Agreement, except for (i) All
     BAC Holder Amendments (with respect to which the Liquidity BAC Holders will vote together with the Status Quo BAC Holders, as described above) and (ii) amendments that could adversely affect the rights of the Status Quo BAC Holders or their interests in the Status Quo Assets, but would not materially affect the rights of the Liquidity BAC Holders;

(c) the acquisition of control of any management entity or of the assets of any management entity that is an affiliate of the MGP, unless such acquisition is incidental to the acquisition by OTEF II of New Assets, or is incidental to the acquisition of any entity the principal assets of which are mortgage revenue bonds or other related assets (and which is not itself a management entity);

(d) the provision by OTEF II of, or the engagement of OTEF II in, management services with respect to its assets (other than those services provided by OTEF II in the ordinary course of its business on and after June 25, 1995) unless OTEF II obtains an opinion of the IREC with respect thereto;

(e) the termination of any contract for management services provided to OTEF II by the MGP or its affiliates.

     Actions Subject to Approval by Status Quo BAC Holders. The Status Quo BAC Holders will have the right, without the concurrence of the Liquidity BAC Holders or the General Partners, to vote on:

     (a)  the sale of all or substantially all of the Status Quo
          Assets (except for any sale of any property or asset securing a MRB or for any sale approved by the IREC); and

     (b) amendments to the OTEF II Partnership Agreement, except for (i) All BAC Holder Amendments (with respect to which the Status Quo BAC Holders will vote together with the Liquidity BAC Holders, as described above) and (ii) amendments that could adversely affect the rights of the Liquidity BAC Holders or their interests in the Liquidity Assets, but would not materially affect the rights of the Status Quo BAC Holders.

Votes and Meetings

     On any action with respect to which a BAC Holder has voting rights, such BAC Holder shall be entitled to cast one vote for each BAC that he or she owns. Any action required or permitted to be taken by the Liquidity BAC Holders or all of the BAC Holders must be effected at a meeting and may not be effected by any written consent other than a written consent at a meeting; provided, however, that the requirement that such actions must be effected at a meeting may be waived with respect to one or more of such actions if such waiver is approved (i) by the MGP and (ii) by the affirmative vote (which vote itself may be effected by written consent) of a majority in interest of the BAC Holders. Actions that require the approval of only the Status Quo BAC Holders may be effected by written consent without a meeting.

BAC Holder Protection Provisions
--------------------------------

     The OTEF II Partnership Agreement contains certain provisions relating to changes of control of OTEF II and OTEF II has established a BAC Holder Rights Plan, which provides OTEF II BAC Holders with certain economic rights upon a change in control of OTEF II. The purpose of the OTEF II Partnership Agreement provisions and the BAC Holder Rights Plan (together, the "BAC Holder Protection Provisions") is to provide OTEF II and the BAC Holders with protection from unfair or abusive takeover attempts. The BAC Holder Protection Provisions are designed to encourage any persons who may seek to acquire control of OTEF II to consult first with the MGP to negotiate the terms of any proposed business combination or offer.

     Fair Price and Control BAC Acquisition Provisions. Article XII (the "Fair Price Provision") and Article XIII (the "Control BAC Acquisition Provision") of the OTEF II Partnership Agreement are based on Maryland statutory provisions that provide similar protections to shareholders of Maryland corporations, which as included in the agreement have been modified to accommodate a limited partnership. All BAC Holders, including the Status Quo BAC Holders, will be subject to and protected by the Fair Price Provision and Control BAC Acquisition Provision.

     The Fair Price Provision provides that certain business combinations involving an "Interested Party" (generally, any person or group that is the beneficial owner, directly or indirectly, of 10% or more of the outstanding BACs) must be approved by: (i) 80% in interest of all of the BAC Holders and (ii) two-thirds in interest of the BAC Holders other than the Interested Party. In general, these voting requirements are not applicable if the business combination is approved by the MGP prior to the date on which the Interested Party became an Interested Party or a "fair price" (generally, the greater of market value or the highest price paid by the acquiror for BACs) is paid for the remaining BACs.

     The Control BAC Acquisition Provision provides, in general, that any person or group that acquires 20% or more of the outstanding BACs is denied voting rights with respect to the acquired BACs unless two-thirds in interest of the BAC Holders other than the acquiror vote to restore such voting rights.

     BAC Holder Rights Plan. OTEF II and the MGP entered into a BAC Holder Rights Agreement dated as of May 30, 1995 with Crestar Bank which governs the terms of the BAC Holder Rights Plan. Under the BAC Holder Rights Plan, one Right was issued for each outstanding OTEF II BAC. Each Right entitles the holder thereof to buy one OTEF II BAC at an exercise price of $1,000, subject to adjustment.

     In the event that OTEF II issues additional OTEF II BACs, the BAC Holder Rights Plan provides that Rights will be issued to the holders of such OTEF II BACs on substantially the same terms described herein. Rights were not issued with respect to the Status Quo BACs and the Rights previously issued with respect to OTEF II BACs that were converted into Status Quo BACs were canceled.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          For a list of Exhibits as required by Item 601 of Regulation S-K, see Exhibit Index on page 12 of this report.

     (b)  Reports on Form 8-K.

          None.

No other items were applicable.

              OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                               FORM 10-Q/A

                             Amendment No. 1

                              EXHIBIT INDEX

(Listed according to the number assigned in the Exhibit Table in Item 601 of Regulation S-K).

     (4)  Instruments Defining the Rights of Security Holders

          (a)  Third Amended and Restated Agreement of Limited
               Partnership of Oxford Tax Exempt Fund II Limited Partnership, effective June 26, 1995, which follows on sequentially numbered pages 1 through 78 of this report.

          (b) Designation of the Rights and Preferences of the Holders of Status Quo BACs, which follows on sequentially numbered pages 1 through 8 of this report.

     (20) Reports furnished to Security Holders.

          Oxford Tax Exempt Fund II Limited Partnership's Quarterly Report (Unaudited) dated March 31, 1997, which follows on sequentially numbered pages 5 through 27 of this report.

     (27) Financial Data Schedule

              OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                               FORM 10-Q/A

                             Amendment No. 1

                               SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Oxford Tax Exempt Fund II Limited Partnership

                  By:  Oxford Tax Exempt Fund II Corporation
                       Managing General Partner of the registrant


Date: 6/17/97     By: /S/ Richard R. Singleton
      -------         ------------------------
                      Richard R. Singleton
                      Senior Vice President and Chief Financial Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: 6/17/97     By: /S/ Leo E. Zickler
      -------         ------------------
                      Leo E. Zickler
                      Chairman of the Board of Directors and
                        Chief Executive Officer



Date: 6/16/97     By: /S/ Francis P. Lavin
      -------         --------------------
                      Francis P. Lavin
                      Director and President



Date: 6/16/97     By: /S/ Robert B. Downing
      -------         ---------------------
                      Robert B. Downing
                      Director and Executive Vice President

=======================================================================

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                   THIRD AMENDED AND RESTATED

                AGREEMENT OF LIMITED PARTNERSHIP

           (amending and restating the Second Amended
          and Restated Agreement of Limited Partnership
                   dated as of June 26, 1995)


                    DATED AS OF JUNE 26, 1995



=======================================================================

                        TABLE OF CONTENTS



ARTICLE I    DEFINED TERMS.............................................2

ARTICLE II   CONTINUATION, NAME, PLACE OF BUSINESS,
             PURPOSE AND TERM.........................................11

   SECTION 2.1   CONTINUATION OF PARTNERSHIP..........................11
   SECTION 2.2   NAME, PLACE OF BUSINESS AND NAME AND
                 ADDRESS OF RESIDENT AGENT............................11
   SECTION 2.3   PURPOSE..............................................12
   SECTION 2.4   TERM.................................................12

ARTICLE III  PARTNERS AND CAPITAL.....................................12

   SECTION 3.1   GENERAL PARTNERS.....................................12
   SECTION 3.2   LIMITED PARTNERS.....................................13
   SECTION 3.3   BAC HOLDERS..........................................13
   SECTION 3.4   PARTNERSHIP CAPITAL..................................15
   SECTION 3.5   LIABILITY OF PARTNERS AND BAC HOLDERS................16

ARTICLE IV   DISTRIBUTIONS OF CASH; ALLOCATIONS OF
             PROFITS AND LOSSES.......................................16

   SECTION 4.1   DISTRIBUTIONS OF CASH FLOW...........................16
   SECTION 4.2   DISTRIBUTIONS OF RESIDUAL PROCEEDS AND OF
                 LIQUIDATION PROCEEDS.................................17
   SECTION 4.3   ALLOCATION OF PROFITS AND LOSSES FROM
                 OPERATIONS...........................................19
   SECTION 4.4   ALLOCATION OF PROFITS AND LOSSES ARISING
                 FROM A SALE OR REPAYMENT OR LIQUIDATION OF
                 THE PARTNERSHIP......................................19
   SECTION 4.5   DETERMINATION OF PROFITS, LOSSES AND
                 DISTRIBUTIONS........................................20
   SECTION 4.6   ALLOCATIONS AND DISTRIBUTIONS AMONG
                 LIMITED PARTNERS AND BAC HOLDERS.....................20
   SECTION 4.7   CAPITAL ACCOUNTS.....................................21
   SECTION 4.8   RETURN OF CAPITAL AND RIGHTS TO
                 DISTRIBUTIONS........................................21
   SECTION 4.9   SPECIAL ALLOCATIONS AND LIMITATIONS..................22
   SECTION 4.10  MAINTENANCE OF TAX FUNGIBILITY OF
                 LIMITED PARTNERSHIP INTERESTS AND BACS...............23
   SECTION 4.11  DISTRIBUTIONS IN KIND................................23

ARTICLE V    RIGHTS, OBLIGATIONS AND POWERS...........................24

   SECTION 5.1   MANAGEMENT OF THE PARTNERSHIP........................24
   SECTION 5.2   AUTHORITY OF THE MANAGING GENERAL
                 PARTNER..............................................24
   SECTION 5.3   AUTHORITY OF GENERAL PARTNERS AND THEIR
                 AFFILIATES TO DEAL WITH PARTNERSHIP..................28
   SECTION 5.4   GENERAL RESTRICTIONS ON AUTHORITY OF
                 GENERAL PARTNERS.....................................32

   SECTION 5.5   ACQUISITION OF ADDITIONAL MORTGAGE
                 REVENUE BONDS........................................34
   SECTION 5.6   DELEGATION OF AUTHORITY..............................34
   SECTION 5.7   OTHER ACTIVITIES.....................................35
   SECTION 5.8   LIMITATION ON LIABILITY OF GENERAL
                 PARTNERS; INDEMNIFICATION............................35
   SECTION 5.9   TAX STATUS OF PARTNERSHIP............................36
   SECTION 5.10  INDEPENDENT REAL ESTATE CONSULTANT...................36
   SECTION 5.11  AFFIRMATION OF PARTNERSHIP'S PURPOSE.................38

ARTICLE VI   CHANGES IN GENERAL PARTNERS..............................38

   SECTION 6.1   WITHDRAWAL OF GENERAL PARTNERS.......................38
   SECTION 6.2   ADMISSION OF A SUCCESSOR OR ADDITIONAL
                 GENERAL PARTNER......................................39
   SECTION 6.3   REMOVAL OF A GENERAL PARTNER.........................40
   SECTION 6.4   EFFECT OF BANKRUPTCY, WITHDRAWAL,
                 DISSOLUTION OR REMOVAL OF A GENERAL PARTNER..........40
   SECTION 6.5   CONVERSION OF GENERAL PARTNERS TO BAC
                 HOLDERS..............................................42

ARTICLE VII  TRANSFERABILITY OF LIMITED PARTNERS'.....................42

   SECTION 7.1   ASSIGNMENTS OF THE INTEREST OF THE
                 INITIAL LIMITED PARTNER..............................42
   SECTION 7.2   FREE TRANSFERABILITY OF BACS.........................42
   SECTION 7.3   VOTING BY THE INITIAL LIMITED PARTNER ON
                 BEHALF OF BAC HOLDERS................................43
   SECTION 7.4   RESTRICTIONS ON ASSIGNMENTS OF
                 PARTNERSHIP INTERESTS OF LIMITED PARTNERS
                 OTHER THAN THE INITIAL LIMITED PARTNER. .............44
   SECTION 7.5   ASSIGNEES OF LIMITED PARTNERS OTHER THAN
                 THE INITIAL LIMITED PARTNER; SUBSTITUTE
                 LIMITED PARTNERS.....................................45
   SECTION 7.6   JOINT OWNERSHIP OF INTERESTS.........................46
   SECTION 7.7   CONVERSION OF AFFILIATED BAC HOLDER TO
                 BAC HOLDER...........................................47

ARTICLE VIII DISSOLUTION AND LIQUIDATION OF THE PARTNERSHIP...........47

   SECTION 8.1   EVENTS CAUSING DISSOLUTION...........................47
   SECTION 8.2   LIQUIDATION..........................................48

ARTICLE IX   BOOKS AND RECORDS, ACCOUNTING, REPORTS, TAX
             ELECTIONS................................................49

   SECTION 9.1   BOOKS AND RECORDS....................................49
   SECTION 9.2   ACCOUNTING BASIS AND FISCAL YEAR.....................50
   SECTION 9.3   BANK ACCOUNTS........................................50
   SECTION 9.4   REPORTS..............................................50
   SECTION 9.5   SECTION 754 ELECTIONS................................51
   SECTION 9.6   DESIGNATION OF TAX MATTERS PARTNER...................51
   SECTION 9.7   DUTIES OF TAX MATTERS PARTNER........................51
   SECTION 9.8   AUTHORITY OF TAX MATTERS PARTNER.....................52

   SECTION 9.9   EXPENSES OF TAX MATTERS PARTNER......................53

ARTICLE X     MEETINGS AND VOTING RIGHTS OF LIMITED PARTNERS..........53

   SECTION 10.1  MEETINGS; ACTION OF LIMITED PARTNERS.................53
   SECTION 10.2  RIGHTS OF LIMITED PARTNERS AND BAC
                 HOLDERS..............................................54
   SECTION 10.3  CONDITIONS TO EXERCISE OF VOTING RIGHTS
                 BY LIMITED PARTNERS AND BAC HOLDERS..................57
   SECTION 10.4  NO MANAGEMENT AUTHORITY..............................57
   SECTION 10.5  OTHER ACTIVITIES.....................................57

ARTICLE XI    ASSIGNMENT OF PARTNERSHIP INTERESTS TO BAC
              HOLDERS AND RIGHTS OF BAC HOLDERS.......................58

   SECTION 11.1  ASSIGNMENT OF PARTNERSHIP INTERESTS TO
                 BAC HOLDERS..........................................58
   SECTION 11.2  RIGHTS OF BAC HOLDERS................................59
   SECTION 11.3  ADMISSION OF BAC HOLDERS AS LIMITED
                 PARTNERS.............................................59
   SECTION 11.4  PRESERVATION OF TAX STATUS...........................60

ARTICLE XII   BUSINESS COMBINATIONS...................................60

   SECTION 12.1  DEFINITIONS..........................................60
   SECTION 12.2  BUSINESS COMBINATIONS................................63
   SECTION 12.3  EXEMPTIONS...........................................63

ARTICLE XIII  VOTING RIGHTS OF CERTAIN CONTROL BACS...................66

   SECTION 13.1  DEFINITIONS..........................................66
   SECTION 13.2  VOTING RIGHTS........................................67
   SECTION 13.3  ACQUIRING PERSON STATEMENT...........................68
   SECTION 13.4  SPECIAL MEETING......................................69
   SECTION 13.5  CALLS................................................69
   SECTION 13.6  NOTICE OF MEETING....................................70
   SECTION 13.7  REDEMPTION RIGHTS....................................70

ARTICLE XIV   MISCELLANEOUS PROVISIONS................................71

   SECTION 14.1  APPOINTMENT OF MANAGING GENERAL PARTNER
                 AS ATTORNEY-IN-FACT..................................71
   SECTION 14.2  SIGNATURES; AMENDMENTS TO PARTNERSHIP
                 AGREEMENT............................................73
   SECTION 14.3  OWNERSHIP BY LIMITED PARTNERS AND BAC
                 HOLDERS OF GENERAL PARTNERS OR THEIR
                 AFFILIATES...........................................75
   SECTION 14.4  BURDEN AND BENEFIT...................................75
   SECTION 14.5  APPLICABLE LAW.......................................75
   SECTION 14.6  COUNTERPARTS.........................................75
   SECTION 14.7  SEPARABILITY OF PROVISIONS...........................75
   SECTION 14.8  CAPTIONS.............................................75
   SECTION 14.9  ENTIRE AGREEMENT.....................................75

   SECTION 14.10 TENDER OFFERS........................................76

========================================================================

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                   THIRD AMENDED AND RESTATED
                AGREEMENT OF LIMITED PARTNERSHIP

           (amending and restating the Second Amended
          and Restated Agreement of Limited Partnership
                   dated as of June 26, 1995)



     THIS THIRD AMENDED AND RESTATED AGREEMENT OF LIMITED PARTNERSHIP of Oxford Tax Exempt Fund II Limited Partnership (the "Partnership"), dated as of June 26, 1995 is entered into by and among OXFORD TAX EXEMPT FUND II CORPORATION, a Maryland corporation, and OTEF II ASSOCIATES LIMITED PARTNERSHIP, a Maryland limited partnership, as general partners, and OTEF II ASSIGNOR CORPORATION, as the initial limited partner, together with any other persons who become partners in the Partnership as provided herein.

                            RECITALS

     WHEREAS, the parties hereto are the partners of a limited partnership formed under the Maryland Revised Uniform Limited Partnership Act (the "Act") and known as OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP pursuant to that certain Agreement of Limited Partnership dated February 2, 1995, as amended by that certain First Amendment dated February 16, 1995, and as amended and restated in its entirety by that certain First Amended and Restated Agreement of Limited Partnership dated June 1, 1995, and as further amended and restated in its entirety by that certain Second Amended and Restated Agreement of Limited Partnership dated as of June 26, 1995 (as amended and restated, the "Original Agreement") and that certain Certificate of Limited Partnership dated February 2, 1995 and filed with the Maryland State Department of Assessments and Taxation on February 9, 1995, as amended by that certain Certificate of Amendment dated February 16, 1995 and filed with the Maryland State Department of Assessments and Taxation on February 16, 1995; and

     WHEREAS, the parties hereto desire to amend and restate in its entirety the Original Agreement, and to continue the Partnership pursuant to the Act and other relevant laws of the State of Maryland, upon the terms and conditions hereinafter set forth.

     NOW, THEREFORE, in consideration of the mutual promises made herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto, intending to be legally bound, hereby agree to continue the Partnership as follows:

                           ARTICLE I

                          DEFINED TERMS

     The following terms used in this Agreement, unless the context otherwise requires, have the meanings specified in this
Article I. The singular includes the plural and the masculine gender includes the feminine and neuter, and vice versa, as the context requires.

     "Act" means the Maryland Revised Uniform Limited Partnership
Act, as amended from time to time, or any successor statute.

     "Accountants" means Coopers & Lybrand or such other nationally recognized firm of independent public accountants as shall be engaged from time to time by the Managing General
Partner on behalf of the Partnership.

     "Additional Limited Partner" means a Person admitted to the Partnership as a Limited Partner pursuant to the provisions of this Agreement.

     "Additional Mortgage Revenue Bond" means any Mortgage Revenue Bond (or partial interest therein) acquired by the Partnership (other than an OTEF I Mortgage Revenue Bond or Other Asset) using (i) Residual Proceeds, (ii) Revenues (including Collections in respect of Mortgage Revenue Bonds), (iii) additional limited partnership interests, BACs or other securities or the proceeds from an issuance of any such securities or (iv) any other consideration.

     "Adjusted Capital Account Deficit" means, with respect to any Partner or BAC Holder, the deficit balance, if any, in such Partner's or BAC Holder's Capital Account as of the end of the relevant fiscal period, after giving effect to the following adjustments:

(a) credit to such Capital Account any amounts which such Partner or BAC Holder is obligated to restore pursuant to this Agreement or is deemed to be obligated to restore pursuant to Treasury Regulations Section 1.704-1(b)(2)(ii)(c) or pursuant to the penultimate sentences of Treasury Regulations Sections 1.704-2(g)(1) and 1.704-2(i)(5); and

(b) debit to such Capital Account the items described in Treasury Regulations Sections 1.704-1(b)(2)(ii)(d)(4), (5) and (6).

     The foregoing definition of Adjusted Capital Account Deficit is intended to comply with the provisions of Treasury Regulations
Section 1.704-1(b)(2)(ii)(d) and shall be interpreted consistently therewith.

     "Affiliate" means, when used with respect to a specified Person, (i) any Person that directly or indirectly controls or is controlled by or is under common control with the specified Person, (ii) any Person that is an officer of, partner in or trustee of, or serves in a similar capacity with respect to, the specified Person or of which the specified Person is an officer, partner or trustee, or with respect to which the specified Person serves in a similar capacity, and (iii) any

Person that, directly or indirectly, is the beneficial owner of 10% or more of any class of equity securities of the specified Person or of which the specified Person is directly or indirectly the owner of 10% or more of any class of equity securities, except that for purposes of Section 5.2(a)(x), the term Affiliate shall not include any Person who is an employee or agent of the Partnership.

     "Affiliated BAC Holder" means the owner of the Affiliated
BACs (i.e., Two Broadway Associates IV B, a New York limited partnership, or any Person who may acquire the Affiliated BACs from Two Broadway Associates IV B).

     "Affiliated BACs" means the BACs distributed to Two Broadway Associates IV B, a New York limited partnership, on the BAC Distribution Date with respect to the limited partnership interest in OTEF I (represented by OTEF I BACs) acquired by Two Broadway Associates IV B pursuant to Section 3.03(e) of the OTEF I Partnership Agreement.

     "Agreement" means this Second Amended and Restated Agreement of Limited Partnership, as amended, supplemented or restated from time to time.

     "Associate General Partner" means OTEF Associates II Limited
Partnership, a Maryland limited partnership, in its capacity as Associate General Partner.

     "BAC" means a beneficial assignee interest representing an assigned Limited Partnership Interest of the Initial Limited
Partner.  BACs may be expressed as a number of Units.

     "BAC Distribution Date" means the date upon which BACs are distributed by OTEF I to the OTEF I BAC Holders and OTEF I
Limited Partners in accordance with Section 3.3(a).

     "BAC Holder" means any Person who has been assigned one or more Limited Partnership Interests by the Initial Limited Partner pursuant to Section 11.1, which assignment is represented by a BAC, but who has not become a Limited Partner pursuant to Section 11.3.

     "BAC Issuance Date" means the date upon which BACs are issued by the Initial Limited Partner to OTEF I in accordance with Section 3.3(a).

     "Bankruptcy" or "Bankrupt" means, as to any Person, the filing of a petition for relief as to any such Person as debtor or bankrupt under the Bankruptcy Code of 1978, as amended, or like provision of law (except if such petition is contested by such Person and has been dismissed within 90 days); insolvency of such Person as finally determined by a court proceeding; filing by such Person of a petition or application to accomplish the same or for the appointment of a receiver or a trustee for such Person or a substantial part of such Person's assets; or commencement of any proceedings relating to such Person under any other reorganization, arrangement, insolvency, adjustment of debt or liquidation law of any jurisdiction, whether now in existence or hereafter in effect, either by such Person or by another, provided that if such proceeding is commenced by another, such Person indicates such Person's approval of such proceeding, consents thereto or acquiesces therein, or such proceeding is contested by such Person and has not been finally dismissed within 90 days.

     "Capital Account" means a capital account created and maintained in accordance with Treasury Regulation Section 1.704-
1(b) as provided in Section 4.7.

     "Capital Contributions" means the total amount of cash or property contributed to the Partnership by all the Partners or any class of Partners or by any one Partner, as the context may require (or by the predecessor holders of the Partnership Interests of such Persons) and with respect to a BAC Holder, the Capital Contribution of the Initial Limited Partner made on behalf of such BAC Holder.

     "Cash Flow" means, with respect to any year or other applicable period, all Revenues received by the Partnership during such period, plus any amounts from Revenues previously placed in the Working Capital Reserve that the Managing General Partner releases from the Working Capital Reserve as being no longer necessary to hold as part of the Working Capital Reserve, less (i) operating expenses of the Partnership paid from Revenues during the period, excluding such amounts paid from the Working Capital Reserve, (ii) all cash payments made from Revenues during such period to pay principal and interest on any Partnership indebtedness and (iii) all amounts from Revenues added to the Working Capital Reserve during such period.

     "Certificate" means the Certificate of Limited Partnership establishing the Partnership, as filed with the Maryland State Department of Assessments and Taxation, as it may be amended from time to time in accordance with the terms hereof and of the Act.

     "Code" means the Internal Revenue Code of 1986, as amended, and in effect from time to time, as interpreted by the applicable regulations thereunder. Any reference herein to a specific section or sections of the Code shall be deemed to include a reference to any corresponding provision of future law.

     "Collections" means all cash receipts of the Partnership arising from the payment of principal and/or interest on Mortgage
Revenue Bonds, except for any principal and/or interest payable upon maturity or remarketing of a Mortgage Revenue Bond.

     "Consent" means the consent given by vote at a meeting called and held in accordance with the provisions of Section 10.1 hereof for the act of granting such consent, as the context may require.

     "Contingent interest" for purposes of Section 2.3 means interest which arises out of or otherwise relates to a Mortgage Revenue Bond (other than an Other Asset), the payment of which is conditioned on or the amount of which is contingent upon or is in any way determined with respect to the actual or anticipated revenues or cash flow of the related Mortgaged Property or some other factor relating to the Mortgage Revenue Bond or the Mortgaged Property.

     "Counsel" means the Partnership's legal counsel as selected by the General Partners.

     "Depreciation" means, for each fiscal period, an amount equal to the depreciation, amortization or other cost recovery deduction allowable for federal income tax purposes with respect to an asset for such period, except that if the Gross Asset Value of an asset differs from its adjusted basis for federal income tax purposes at the beginning of such period, Depreciation shall be an amount which bears the same ratio to such beginning Gross Asset Value as the federal income tax depreciation, amortization or other cost recovery deduction for such period bears to such beginning adjusted tax basis; provided, however, that if the federal income tax depreciation, amortization or other cost recovery deductions for such period is zero, Depreciation shall be determined with reference to such beginning Gross Asset Value using any reasonable method selected by the Managing General
Partner.

     "Event of Taxability" means the occurrence of any event, act or circumstance, including the issuance of a written notice of deficiency by the Internal Revenue Service, the enactment of legislation, the publication of an official statement of the Internal Revenue Service, or the issuance of a judicial decision, which, in the opinion of bond counsel to the Partnership, presents a not insignificant risk that interest on a Mortgage Revenue Bond will, either currently or retroactively, be subject to federal income taxation.

     "General Partner Preference Amount" means an amount equal to the Capital Contributions of the General Partners as set forth in
Section 3.1 (i.e., $1,000), reduced by any distribution pursuant to Section 4.2(a)(vi) hereof.

     "General Partners" means Oxford Tax Exempt Fund II Corporation, a Maryland corporation, and OTEF II Associates Limited Partnership, a Maryland limited partnership, in their capacities as General Partners, or any Person or Persons who, at the time of reference thereto, have been admitted as successors to the Partnership Interest of any of them or as additional General Partners, in each such Person's capacity as a General Partner.

     "Gross Asset Value" means, with respect to any asset, the asset's adjusted basis for federal income tax purposes, except as follows:

     (a) the initial Gross Asset Value of any asset contributed by a Partner to the Partnership shall be the gross fair market value of such asset, as determined by the Managing General
Partner;

     (b) the Gross Asset Values of all Partnership assets shall be adjusted to equal their respective gross fair market values, as determined by the Managing General Partner, as of the following times: (i) the acquisition of an additional interest in the Partnership by any new or existing Partner in exchange for more than a de minimis Capital Contribution; (ii) the distribution by the Partnership to a Partner of more than a de minimis amount of the Partnership's property as consideration for an interest in the Partnership if the Managing General Partner shall determine in its sole discretion that such adjustment is necessary or appropriate to reflect the relative economic interests of the Partners in the Partnership; and (iii) the liquidation of the Partnership within the meaning of Treasury Regulations Section 1.704-1(b)(2)(ii)(g);

     (c) the Gross Asset Value of any Partnership asset distributed to any Partner shall be the gross fair market value of such asset on the date of distribution, as determined by the Managing General Partner; and

     (d) the Gross Asset Values of Partnership assets shall be increased (or decreased) to reflect any adjustments to the adjusted basis of such assets pursuant to Code Section 734(b) or Code Section 743(b), but only to the extent that such adjustments are taken into account in determining Capital Accounts pursuant to Treasury Regulations Section 1.704-1(b)(2)(iv)(m).

     If the Gross Asset Value of an asset has been determined or adjusted pursuant to (a), (b) or (d) hereof, such Gross Asset Value shall thereafter be adjusted by the Depreciation taken into account with respect to such asset for purposes of computing Profits and Losses.

     "Gross Offering Proceeds" means any gross offering proceeds from the sale of securities of the Partnership (including the sale of BACs, but not including the issuance of BACs to OTEF I or the distribution of BACs by OTEF I to the OTEF I BAC Holders and OTEF I Limited Partners in accordance with Section 3.3(a) hereof), before the deduction of commissions, fees, discounts and other expenses.

     "Independent Real Estate Consultant" means Marshall and
Stevens Incorporated in its capacity as such, or such other
Person as is appointed pursuant to Section 5.10(b).

     "Initial Limited Partner" means OTEF II Assignor Corporation in its capacity as Initial Limited Partner.

     "Investment Date" means the date or dates upon which Net
Offering Proceeds are released to the Partnership.

     "Limited Partner" means the Initial Limited Partner or any Person admitted to the Partnership as a Substitute Limited Partner or an Additional Limited Partner, or any BAC Holder who elects to become a Limited Partner pursuant to Section 11.3, at the time of reference thereto, in such Person's capacity as a Limited Partner of the Partnership, or, as the context may require, any former General Partner whose Partnership Interest has been converted into a Limited Partnership Interest pursuant to Section 6.4(b).

     "Limited Partners Preference Amount" means an amount equal to the "Adjusted Capital Contributions" of the Limited Partners and BAC Holders as defined in the OTEF I Partnership Agreement (determined as of the date immediately prior to the BAC Distribution Date), increased by any Gross Offering Proceeds contributed to the Partnership pursuant to Section 3.3(b) hereof, and reduced by any distribution pursuant to Section 4.2(a)(ii) hereof.

     "Limited Partnership Interest" means the Partnership Interest held by a Limited Partner, including the Partnership Interests initially held by the Initial Limited Partner and assigned to BAC Holders. Limited Partnership Interests may be expressed as a number of Units.

     "Liquidation Proceeds" means all cash receipts of the Partnership (including Residual Proceeds) arising from the dissolution of the Partnership and liquidation of the Partnership's assets, less the amounts utilized to pay the expenses of the liquidation (which amounts have priority over payment of the amounts specified in Section 4.2(b)).

     "Liquidator" means the Managing General Partner or, if there is no Managing General Partner at the time in question, such other Person as may be appointed in accordance with applicable law to be responsible to take all action necessary to the winding up and distribution of assets of the Partnership following its dissolution.

     "Management Assets" means any and all assets (whether or not subject to any related indebtedness) relating to Management
Services and includes, without limitation, assets owned by Management Entities currently providing Management Services, which Management Entities may be Affiliates of the General
Partners.

     "Management Entity" means, in the case of Affiliates of the Managing General Partner, any Person the principal business of which is to engage in or to provide Management Services with respect to real estate assets, and, in the case of Persons who are not Affiliates of the Managing General Partner, any Person the principal business of which is to engage in or provide Management Services with respect to real estate assets that are not owned or controlled by such Person or by any Affiliate of such Person, or by any lender to, or any borrower from, such Person or any Affiliate of such Person.

     "Management Services" means property management services, asset management services, services relating to the acquisition, financing or disposition of assets and advisory services in connection with the foregoing and the like.

     "Managing General Partner" means Oxford Tax Exempt Fund II
Corporation, in its capacity as Managing General Partner, or any successor to Oxford Tax Exempt Fund II Corporation's General
Partnership Interest.

     "Mortgaged Property" means the land and the buildings thereon upon which the Partnership holds a mortgage or other similar encumbrance securing a Mortgage Loan.

     "Mortgage Loan" means one of the mortgage loans that has been assigned to the Partnership or to a trustee or other agent, for the benefit of the holders of a Mortgage Revenue Bond to secure the repayment of such Mortgage Revenue Bond.

     "Mortgage Revenue Bond" means (i) one of the tax-exempt mortgage revenue bonds (or any partial interest therein) transferred to or acquired by the Partnership (including the OTEF I Mortgage Revenue Bonds and Additional Mortgage Revenue Bonds) and any mortgage revenue bond substituted therefor (including in connection with any refunding or modification of any mortgage revenue bond held by the Partnership), (ii) any mortgage revenue bond which is secured by cash or other liquid securities pending disbursement with respect to a Mortgage Loan and (iii) any Other Assets.

     "Net Offering Proceeds" means the total amount of funds received by the Partnership in connection with an Offering (i.e., the Gross Offering Proceeds, reduced by the commissions, fees, discounts and other expenses of the Offering).

     "Notice" means a writing, containing the information required by this Agreement to be communicated to any Person, personally delivered to such Person or sent by registered, certified or regular mail, postage prepaid, or by overnight delivery service, to such Person at the last known address of such Person. The date of personal delivery or the date of mailing thereof, as the case may be, shall be deemed the date of receipt of such Notice.

     "Offering" means an offering by the Partnership of BACs or other securities representing an interest in any assets of the Partnership.

     "ORFGI" means Oxford Realty Financial Group, Inc., a
Maryland corporation.

     "Other Assets" means direct or indirect interests in residential real properties or debt or equity interests relating thereto, including assets that could produce income that is subject to federal income taxation.

     "OTEF I" means Oxford Tax Exempt Fund Limited Partnership, a
Maryland limited partnership, which was organized on May 1, 1985.

     "OTEF I BACs" means the Beneficial Assignee Certificates representing assigned limited partnership interests in OTEF I.

     "OTEF I BAC Holder" means any Person who holds as of the BAC
Distribution Date an assignment of limited partnership interests in OTEF I, which assignment is represented by one or more OTEF I
BACs, but who has not become a limited partner of OTEF I.

     "OTEF I Limited Partner" means any Person who holds a limited partnership interest in OTEF I as of the BAC Distribution
Date.

     "OTEF I Mortgage Revenue Bonds" means the fifteen (15) mortgage revenue bonds and certain related assets held by OTEF I, contributed by OTEF I to the Partnership in exchange for BACs in accordance with Section 3.3(a) hereof.

     "OTEF I Partnership Agreement" means the Amended and
Restated Certificate and Agreement of Limited Partnership of OTEF
I.

     "Oxford Mortgage Loan" means a Mortgage Loan that secures the repayment of an Oxford Mortgage Revenue Bond.

     "Oxford Mortgage Revenue Bond" means a Mortgage Revenue Bond secured by a Mortgage Loan on an Oxford Property.

     "Oxford Property" means a Mortgaged Property owned by an Affiliate of either of the General Partners.

     "Partner" means any General Partner or any Limited Partner and "Partners" means the General Partners and the Limited
Partners.

     "Partnership" means the limited partnership formed hereby and under the Act and known as Oxford Tax Exempt Fund II Limited
Partnership, as said limited partnership may from time to time be constituted, and any successor thereto.

     "Partnership Interest" means the entire ownership interest of a Partner in the Partnership at any particular time, including the right of such Partner to any and all benefits to which a Partner may be entitled under this Agreement, together with the obligations of such Partner to comply with all the terms and provisions of this Agreement. References to a majority, or specified percentage, in interest of the Partners (or class of Partners, as the case may be) means Partners (or Partners of such class, as the case may be) whose combined Partnership Interests represent over 50%, or such specified percentage, respectively, of the Partnership Interests of all Partners (or Partners of such class, as the case may be), it being understood that the Initial Limited Partner shall vote its Partnership Interest on behalf of and in accordance with the written directions of the related BAC Holders. References to the Partnership Interest of any Partner or class of Partners, stated as a percentage, refer to such Partner's or class of Partners', as the context may require, percentage Partnership Interest as specified in Sections 3.1 and 3.2.

     "Person" means any individual, partnership, corporation, joint venture, business trust, trust, limited liability partnership or company, unincorporated organization, cooperative association or other entity.

     "Profits" and "Losses" means, for each fiscal period, an amount equal to the Partnership's taxable income or loss for such period, determined in accordance with Code Section 703(a) (for this purpose, all items of income, gain, loss or deduction required to be stated separately pursuant to Code Section 703(a)(1) shall be included in taxable income or loss), with the following adjustments:

     (a) any income of the Partnership that is exempt from federal income tax and not otherwise taken into account in computing Profits or Losses shall be added to such taxable income or loss;

     (b)  any expenditures of the Partnership described in Code
Section 705(a)(2)(B) or treated as Code Section 705(a)(2)(B) expenditures pursuant to Treasury Regulations Section 1.704-1(b)(2)(iv)(i), and not otherwise taken into account in computing Profits or Losses, shall be subtracted from such taxable income or loss;

     (c) in the event the Gross Asset Value of any Partnership asset is adjusted as provided in the definition of Gross Asset Value, the amount of such adjustment shall be taken into account as gain or loss from the disposition of such asset for purposes of computing Profits or Losses;

     (d) gain or loss resulting from any disposition of Partnership property with respect to which gain or loss is recognized for federal income tax purposes shall be computed by reference to the Gross Asset Value of the Partnership property disposed of, notwithstanding that the adjusted tax basis of such property differs from its Gross Asset Value;

     (e) in lieu of the depreciation, amortization and other cost recovery deductions taken into account in computing such taxable income or loss, there shall be taken into account
Depreciation for such fiscal period; and

     (f) any items of income, gain, deduction or loss which are specially allocated pursuant to Section 4.9 hereof shall be excluded from the calculation of Profits and Losses.

     "Record Holder" means the BAC Holder in whose name a BAC is registered on the books and records of the Partnership or the Transfer Agent, as the case may be.

     "Residual Proceeds" means all cash receipts of the Partnership arising from Capital Contributions, loans to the Partnership, Sales or Repayments, plus any amounts previously placed in the Working Capital Reserve pursuant to Section 4.2(a)(i) that the Managing General Partner releases from the Working Capital Reserve, reduced by all amounts utilized to pay the expenses associated with obtaining such cash receipts and by all amounts that the Managing General Partner designates for reinvestment in Additional Mortgage Revenue Bonds or Other Assets.

     "Revenues" means all cash receipts of the Partnership during any period except for Residual Proceeds and Liquidation Proceeds.

     "Sale or Repayment" means the sale or other disposition of a Mortgage Revenue Bond (or interest therein) or a Mortgaged Property (a "Sale") or, in the absence of a Sale, the repayment of the principal and interest, if any, payable upon maturity or remarketing of a Mortgage Revenue Bond (a "Repayment"). For this purpose, a Sale includes a syndication after the later of three years following acquisition by the Partnership of the related Mortgage Revenue Bond or construction completion, of more than 50% of the economic interest (not including tax benefits) in the partnership owning the Mortgaged Property, but does not include a syndication prior to the later of three years following acquisition by the Partnership of the related Mortgage Revenue Bond or construction completion or a syndication of less than 50% of the economic interest (not including tax benefits) in the partnership owning the Mortgaged Property.

     "Substitute Limited Partner" means any Person admitted to the Partnership as a Limited Partner pursuant to the provisions of Section 7.5(d) or 11.3.

     "Tax Matters Partner" means the Managing General Partner or such other Persons as are designated pursuant to the Code.

     "Transfer Agent" means any bank, trust company or other
Person appointed by the Managing General Partner to act as transfer agent for the BACs.

     "Unit" means a fractional, undivided share of the Limited Partnership Interests and BACs of all Limited Partners and BAC Holders. Initially, pursuant to Section 3.3(b), there shall be considered to be 299,995 Units of Limited Partnership Interest outstanding, with each Unit of Limited Partnership Interest representing an approximately 0.00033% Partnership Interest in the

Partnership. Each BAC shall represent one BAC Holder Unit, and one BAC Holder Unit shall be equivalent to one Unit of Limited Partnership Interest.

     "Withdrawn General Partner" means a Bankrupt, withdrawn, dissolved or removed General Partner, as specified in Section
6.4(b).

     "Working Capital Reserve" means funds from Revenues, Residual Proceeds and Liquidation Proceeds held in a reserve at the discretion of the Managing General Partner that are maintained as working capital for the Partnership and available for any contingencies relating to the ownership of the Mortgage Revenue Bonds and the operations of the Partnership and for making acquisition payments for Mortgage Revenue Bonds. Amounts held in the Working Capital Reserve may at any time, in the discretion of the Managing General Partner, be added to Cash Flow, Residual Proceeds or Liquidation Proceeds depending upon the characterization of such amounts when received by the Partnership, or utilized for making acquisition payments for Mortgage Revenue Bonds.


                           ARTICLE II

     CONTINUATION, NAME, PLACE OF BUSINESS, PURPOSE AND TERM


Section 2.1    Continuation of Partnership.

     The parties hereto do hereby continue the limited partnership pursuant to the provisions of the Act, and all other pertinent laws of the State of Maryland, for the purposes and upon the terms and conditions hereinafter set forth. The Partners agree that the rights and liabilities of the Partners shall be as provided in the Act except as otherwise herein expressly provided. The Managing General Partner has filed or recorded in all appropriate public offices a certificate of limited partnership and such other notice, instrument, document or certificate as may be required by applicable law, and that may be necessary to enable the Partnership to conduct its business, and to own its assets, under the Partnership name. The Partnership Interest of each Partner shall be personal property for all purposes.

Section 2.2    Name, Place of Business and Name and Address of
               Resident Agent.

(a)  The name of the Partnership is OXFORD TAX EXEMPT FUND II
     LIMITED PARTNERSHIP. The Partnership's business may be conducted under any other name or names deemed advisable by the Managing General Partner, including the name of the Managing General Partner or any Affiliate thereof. The words "Limited Partnership," "L.P.," "Ltd." or similar words or letters shall be included in the Partnership's name where necessary for the purposes of complying with the laws of any jurisdiction that so requires. The Managing General Partner in its sole and absolute discretion may change the name of the Partnership at any time and from time to time and shall notify the Limited Partners and BAC Holders of such change in the next regular communication to the Limited Partners and BAC Holders.

(b) The address of the principal place of business and principal office of the Partnership, unless hereafter changed by the Managing General Partner, shall be 7200 Wisconsin Avenue, 11th Floor, Bethesda, Maryland 20814. Notification of any change in the Partnership's principal place of business and principal office shall be given by the Managing General Partner to the Associate General Partner, Limited Partners and BAC Holders.

(c)  The name and address of the resident agent is Oxford
     Investment Corporation, a Maryland corporation, whose address is 7200 Wisconsin Avenue, 11th Floor, Bethesda, Maryland 20814,
     Attention: Office of the General Counsel.

Section 2.3    Purpose.

     The purpose and character of the business of the Partnership is to acquire, own and otherwise deal with Mortgage Revenue Bonds and to engage in other activities necessary, incidental or appropriate to the foregoing in order to (i) preserve and protect the Partnership's capital; (ii) provide cash distributions that are exempt from federal income taxation; and (iii) provide additional cash distributions from contingent interest payments arising from (a) a participation in the cash flow of the Mortgaged Properties or (b) to the extent not paid from cash flow, a participation in the net proceeds from the repayment of the Mortgage Revenue Bonds resulting from the sale or refinancing of the Mortgaged Properties or from the remarketing of the Mortgage Revenue Bonds (which contingent interest in both cases is exempt from federal income taxation).

Section 2.4    Term.

     The Partnership shall continue in full force and effect until December 31, 2045, or until dissolution prior thereto pursuant to the provisions hereof, and upon the filing of a Certificate of Cancellation with the State of Maryland Department of Assessments and Taxation in accordance with Article VIII.


                         ARTICLE III

                      PARTNERS AND CAPITAL

Section 3.1    General Partners.

     The General Partners are Oxford Tax Exempt Fund II
Corporation, a Maryland corporation, and OTEF II Associates
Limited Partnership, a Maryland limited partnership. The names, addresses, initial Capital Contributions and initial Partnership
Interests of the General Partners are as follows:

                                          Capital        Partnership
                                        Contribution       Interest
                                        ------------     -----------
Name and Address
-------------------------------------
Oxford Tax Exempt Fund II Corporation
7200 Wisconsin Avenue, 11th Floor
Bethesda, Maryland  20814                   $500            .002%

OTEF II Associates Limited Partnership
7200 Wisconsin Avenue, 11th Floor
Bethesda, Maryland  20814                   $500           1.998%


     The General Partners shall not be required to make any additional Capital Contributions to the Partnership.



Section 3.2    Limited Partners.

(a)  the name, address, initial Capital Contribution and initial
     Partnership Interest of the Initial Limited Partner is:


                                         Capital        Partnership
                                       Contribution      Interest
                                       ------------     -----------
Name and Address
-------------------------------------
OTEF II Assignor Corporation
7200 Wisconsin Avenue, 11th Floor
Bethesda, Maryland   20814                 $100              98%



     The Initial Limited Partner shall make additional Capital Contributions to the Partnership consisting of the OTEF I Mortgage Revenue Bonds received in exchange for BACs in accordance with Section 3.3(a) and Gross Offering Proceeds, if any, received on an Investment Date in accordance with Section 3.3(b).

(b)  The name, address and Capital Contribution of any Limited
     Partner other than the Initial Limited Partner shall be set forth in a schedule to this Agreement at such times as such other
     Limited Partners may be admitted hereto.

Section 3.3    BAC Holders.

(a) The Managing General Partner issued 299,995 Units of Limited Partnership Interest to the Initial Limited Partner (such Units representing in the aggregate a ninety-eight percent (98%)
     ownership interest in the Partnership), and, upon the
     contribution to the Partnership by OTEF I of the OTEF I Mortgage Revenue Bonds, the Initial Limited Partner distributed 299,995
     BAC Holder Units to OTEF I (such Units
     representing in the aggregate a ninety-eight percent (98%)
     ownership interest in the Partnership) representing the assignment of such Limited Partnership Interests to OTEF I. (The date upon which such issuance occurred is referred to herein as the "BAC Issuance Date.") On the BAC Issuance Date, OTEF I assigned and delivered the OTEF I Mortgage Revenue Bonds to the Partnership, which accepted such assignment and delivery on behalf of the Initial Limited Partner. The Partnership contributed the OTEF I Mortgage Revenue Bonds to the capital of the Partnership, and the Initial Limited Partner and OTEF I were credited on the books and records
     of the Partnership with such Capital Contribution.   It is
     contemplated that OTEF I subsequently will distribute all of such BACs to the OTEF I BAC Holders and OTEF I Limited Partners pro rata based on their percentage ownership interest in OTEF I and that the OTEF I BAC Holders and OTEF I Limited Partners will thereby become BAC Holders of the Partnership. (The date on which such distribution occurs is referred to herein as the "BAC Distribution Date.") From the BAC Issuance Date to the BAC Distribution Date, OTEF I shall be recognized as the sole BAC
     Holder of the Partnership with all the rights attendant thereto under this Agreement. On and as of the BAC Distribution Date, the OTEF I BAC Holders and OTEF I Limited Partners shall constitute all of the BAC Holders of the Partnership with all the rights attendant thereto under this Agreement and OTEF IIs interest as a BAC Holder of the Partnership shall cease.

(b) The Managing General Partner is hereby authorized to issue additional limited partnership interests and BACs or other securities for such consideration and upon such other terms and conditions and with such voting, distribution, liquidation, conversion, registration, redemption, and other rights and preferences as shall be determined by the Managing General Partner in its sole and absolute discretion, except that a written opinion from the Independent Real Estate Consultant shall be obtained for any such issuance of the securities proposed to be issued which would have any rights senior to the BACs to be issued pursuant to Section 3.3(a). The Managing General Partner shall have the authority, subject to receipt of a written opinion from the Independent Real Estate Consultant if required pursuant to the preceding sentence, to amend this Agreement (including without limitation the provisions of Articles IV, XII and XIII) as it deems necessary or appropriate in its sole and absolute discretion to reflect such issuance of any such additional limited partnership interests or BACs or other securities. In the event of an Offering of BACs (other than the BACs issued to OTEF I in accordance with subsection (a) above), the Managing General Partner is authorized and directed to issue such number of Limited Partnership Interests to the Initial Limited Partner as are equal to the number of BACs sold as of the Investment Date for the Offering, and the Initial Limited Partner shall issue BACs to the purchasers in such Offering representing the assignment to them of such Limited Partnership Interests.
     Payment for all orders for BACs sold in an Offering shall be received by the Partnership. On each Investment Date, such funds as shall be received by the Partnership shall be contributed to the capital of the Partnership, and the Initial Limited Partner and the BAC Holders shall be credited on the books and records of the Partnership with such Capital Contributions. The investors in such BACs shall be recognized as BAC Holders with all the rights attendant thereto under this Agreement on the related Investment Date.

(c) The Managing General Partner is hereby authorized to do all things necessary to accomplish the purpose of this Section 3.3, including, but not limited to, registering any offer or sale of additional limited partnership interests, BACs or other securities under the Securities Act of 1933, as amended, pursuant to the rules and regulations of the Securities and Exchange Commission, registering such securities under the Securities Exchange Act of 1934, as amended, qualifying such securities for sale with state securities regulatory authorities and perfecting exemptions upon such terms and conditions as the Managing General Partner may deem advisable and entering into selling agreements with respect to the sale of such securities.

(d) The General Partners or any Affiliates of a General Partner or any employees of such Affiliates may purchase BACs from the Partnership or from any Limited Partner or BAC Holder; provided, however, that the total amount of BACs held by any person deemed to be a "substantial user" of any Mortgaged Property (as defined in Treasury Regulations Section 1.103-11(b)) or a "related person" to a substantial user (as defined in Section 147(a) of the Code) shall not equal or exceed 50% of the total BACs outstanding.

(e) All interest income earned on any Gross Offering Proceeds prior to the date that the Net Offering Proceeds are released to the Partnership on behalf of the Initial Limited Partner pursuant to Section 3.3(b) shall be allocated and paid solely to the Persons who purchased securities in the Offering based on the amount earned by their respective shares of such Gross Offering Proceeds, and the General Partners shall not receive any portion of such interest income.

(f)  The General Partners shall not issue fractional BACs.

(g) Notwithstanding anything to the contrary contained in this Agreement, on or after the BAC Distribution Date, the Managing General Partner is authorized, in its sole and absolute discretion, to issue an additional class of securities to be offered in exchange for the outstanding BACs delivered by OTEF I to the BAC Holders pursuant to Section 3.3(a), and to designate the rights and entitlements of such securities, for the purpose of causing such securities, to the extent practicable, to have rights and entitlements similar to those of the OTEF I BACs. The Managing General Partner is authorized, but is not required, to obtain a written opinion from the Independent Real Estate Consultant in connection with the issuance of any such securities. The Managing General Partner shall have the authority to take all actions necessary, including without limitation, amending the Agreement, and segregating Partnership assets and transferring such assets to a new entity, in order to effectuate the issuance of such securities.

Section 3.4    Partnership Capital.

(a) No Partner or BAC Holder shall be paid interest on any Capital Contribution.

(b) The Partnership may (but shall not be required to) redeem or repurchase any Limited Partnership Interest or BAC at the fair market value of such Limited Partnership Interest or BAC, as determined by the Managing General Partner in its sole and absolute discretion. No Partner or BAC Holder shall have the right to withdraw, or receive any return of, his Capital Contribution, except as specifically provided in this Agreement. Except as otherwise permitted pursuant to Section 4.11 or Section 8.2, no Capital Contributions may be returned in the form of property other than cash, unless a written opinion of the Independent Real Estate Consultant has been obtained.

Section 3.5    Liability of Partners and BAC Holders.

     The liability of each Limited Partner and BAC Holder for the losses, debts, liabilities and obligations of the Partnership shall be limited to his Capital Contribution (or, in the case of a BAC Holder, the Capital Contribution made on his behalf) and his share of any undistributed profits of the Partnership, except to the extent that under applicable law a Limited Partner or BAC Holder may be liable (i) to the Partnership to the extent of previous distributions made to him if the Partnership does not have sufficient assets to discharge its liabilities or (ii) to third parties to the extent a Limited Partner or BAC Holder takes part in the control of the Partnership's business. No Limited Partner or BAC Holder shall be required to lend any funds to the Partnership or, after his Capital Contribution (or the Capital Contribution made on his behalf) has been made pursuant to
Section 3.3, to make any further Capital Contribution to the Partnership. It is the intent of the Partners that no distribution (or any part of any distribution) made to any Limited Partner or BAC Holder pursuant to Section 4.1 of this Agreement shall be deemed a repayment or withdrawal of capital, and that no Limited Partner or BAC Holder shall be obligated to pay any such amount to or for the account of the Partnership or any creditor of the Partnership. If any court of competent jurisdiction holds, however, that, notwithstanding the provisions of this Agreement, any Limited Partner or BAC Holder is obligated to make any such payment, such obligation shall be the obligation of such Limited Partner or BAC Holder and not of the General Partners. To the extent that the Initial Limited Partner is required to return any distributions or repay any amount by law or pursuant to this Section 3.5, each BAC Holder who has received any portion of such distributions agrees, by virtue of accepting such distribution, to pay his proportionate share of such amount to the Initial Limited Partner immediately upon Notice by the Initial Limited Partner to such BAC Holder. In the event that the Initial Limited Partner is determined to have unlimited liability for debts of the Partnership, nothing set forth in this Section shall be construed to require BAC Holders to assume any portion of such liability.


                           ARTICLE IV

    DISTRIBUTIONS OF CASH; ALLOCATIONS OF PROFITS AND LOSSES

Section 4.1    Distributions of Cash Flow.

     All Cash Flow shall be paid first 98% to the Limited Partners and BAC Holders as a class and 2% to the General Partners (1.998% to the Associate General Partner and .002% to the Managing General Partner) until the Limited Partners and BAC Holders as a class (other than the Affiliated BAC Holder with respect to the Affiliated BACs that it owns) have received a noncumulative return in such year equal to 11% of the Limited Partners Preference Amount and, thereafter during such year, 90% to the Limited Partners and BAC Holders as a class and 10% to the General Partners (9.99% to the Associate General Partner and 0.01% to the Managing General Partner). Notwithstanding the foregoing, during the period that OTEF I is a BAC Holder (i.e., from the BAC Issuance Date to the BAC Distribution Date), the Cash Flow to which the General Partners otherwise would be entitled pursuant to the preceding sentence shall be reduced, on a pro rata basis (in proportion to the respective Partnership Interests of the General Partners), by the amount of such Cash Flow that is distributable to the general partners of OTEF I pursuant to the provisions of the OTEF I Partnership Agreement (the "OTEF I GP Cash Flow Amount"); provided that, if this results in the General Partners receiving in the aggregate less than one percent (1%) of any particular Cash Flow distribution, the General Partners shall receive in the aggregate one percent (1%) of such Cash Flow distribution, and future Cash Flow distributions to the General Partners shall be reduced (subject to the same one percent (1%) minimum distribution provisions contained herein) until the cumulative Cash Flow distributions to the General Partners have been reduced by the cumulative OTEF I GP Cash Flow Amount.

Section 4.2    Distributions of Residual Proceeds and of
               Liquidation Proceeds.

(a) All Residual Proceeds (other than Liquidation Proceeds) shall be applied to the payment of expenses or utilized for Partnership investments at the discretion of the Managing General Partner, or shall be available for distribution to the extent not so applied or invested, in which case such amounts shall be applied and distributed in the following amounts and order of priority:

     (i) To the payment of all debts and obligations of the Partnership (except for loans made by the General Partners or their Affiliates to the Partnership) and to any additions to the Working Capital Reserve that the Managing General Partner may determine to be necessary;

    (ii) To the Limited Partners and BAC Holders as a class (other than the Affiliated BAC Holder with respect to the Affiliated BACs that it owns) until the Limited Partners and BAC Holders as a class (other than the Affiliated BAC Holder with respect to the Affiliated BACs that it owns) have received from Residual Proceeds an amount equal to the Limited Partners Preference Amount;

    (iii) To the Affiliated BAC Holder, an amount equal to $1,000 times the number of OTEF I BACs originally acquired by Two Broadway Associates IV B pursuant to Section 3.03(e) of the OTEF I Partnership Agreement, less any distributions made prior to the BAC Distribution Date pursuant to Section 4.02(a)(iii) of the OTEF I Partnership Agreement with respect to such OTEF I BACs and less any prior distributions to the Affiliated BAC Holder pursuant to this subsection 4.2(a)(iii);

     (iv) To the Associate General Partner and its Affiliates (other than the Managing General Partner) in an amount equal to the loans, if any, from the

          Associate General Partner or, as the case may be, its Affiliates (other than the Managing General Partner) to the Partnership with interest thereon;

      (v) To the Managing General Partner and its Affiliates (other than the Associate General Partner) in an amount equal to the loans, if any, from the Managing General Partner or, as the case may be, its Affiliates (other than the Associate General Partner), to the Partnership with interest thereon;

     (vi) To the General Partners until the General Partners have received from Residual Proceeds an amount equal to the General Partner Preference Amount;

    (vii) Thereafter, the balance 98% to the Limited Partners and BAC Holders as a class and 2% to the General Partners (1.998% to the Associate General Partner and 0.002% to the Managing General Partner); provided, however, that the 2% payable to the General Partners shall be deferred until the Limited Partners and BAC Holders as a class (other than the Affiliated BAC Holder with respect to the Affiliated BACs that it owns) have received an amount (when combined with all prior distributions of cash flow and residual proceeds by OTEF I prior to the BAC Distribution Date and all prior distributions of Cash Flow and Residual Proceeds) equal to an average annual noncompounded return of 10% of the Limited Partners Preference Amount from the date of inception of OTEF I.

(b) All Liquidation Proceeds shall be applied and distributed in the following amounts and order of priority:

     (i) To the payment of the amounts and the establishment of the reserves provided for in Section 8.2(c);

    (ii) To the Partners and BAC Holders in the amounts and order of priority established under Sections 4.2(a)(ii) through (v); and

   (iii) To each Partner or BAC Holder in an amount equal to the positive balance in his Capital Account as of the date of the liquidation of the Partnership, adjusted for operations and distributions to that date, after giving effect to all contributions, distributions (including, without limitation, distributions received by the Partners and BAC Holders pursuant to (ii) and (iii) above) and allocations for all periods.

(c) If there are insufficient funds to make payment in full of all amounts due under any subsection of Section 4.2(a) or 4.2(b), the funds then available for payment shall be distributed proportionately among the Persons entitled to payment pursuant to such subsection.

Section 4.3    Allocation of Profits and Losses From Operations.

(a) Subject to the provisions of Section 4.9 hereof, Profits attributable to any calendar month not arising from a Sale or Repayment or liquidation of the Partnership shall be allocated between the General Partners and the Limited Partners and BAC Holders as a class as follows:

     (i) First, to the extent that the Partners and BAC Holders have received distributions pursuant to Section 4.1 above for such calendar month or any prior calendar month, to each Partner and BAC Holder in proportion to their respective "Excess Distributions" amounts (as defined below), until the Excess Distributions amount of each Partner and BAC Holder has been reduced to zero. The "Excess Distributions" amount of a Partner or BAC Holder means the excess of (x) the total distributions pursuant to Section 4.1 above for such calendar month and all prior calendar months to such Partner or BAC Holder, over (y) the total Profits allocated to such Partner or BAC Holder under this subsection 4.3(a)(i) for all prior calendar months; and

     (ii) Thereafter, 98% to the Limited Partners and BAC Holders as a class and 2% to the General Partners (1.998% to the Associate General Partner and 0.002% to the Managing General Partner).

(b) Subject to the provisions of Section 4.9 hereof, Losses attributable to any calendar month not arising from a Sale or Repayment or liquidation of the Partnership shall be allocated 98% to the Limited Partners and BAC Holders as a class and 2% to the General Partners (1.998% to the Associate General Partner and 0.002% to the Managing General Partner).

(c) Any Profits and Losses attributable to the period prior to the BAC Issuance Date shall be allocated 99% to the General Partners (98.9% to the Associate General Partner and .1% to the Managing General Partner) and 1% to the Initial Limited Partner.

Section 4.4    Allocation of Profits and Losses Arising From a
               Sale or Repayment or Liqidation of the Partnership.

(a) Subject to the provisions of Section 4.9 hereof, Profits arising from a Sale or Repayment or from the liquidation of the Partnership shall be allocated in a manner so as to cause the positive Capital Account balance of each Partner and BAC Holder to be equal to the amount that would be payable to such Partner or BAC Holder if an amount equal to the sum of (i) the positive Capital Account balances of all Partners and BAC Holders, determined prior to any allocation under this Section 4.4(a) with respect to such sale, repayment or liquidation, plus (ii) the Profits to be allocated among the Partners and BAC Holders under this Section 4.4(a) with respect to such sale, repayment or liquidation were distributed among the Partners and BAC Holders in accordance with Sections 4.2(a) (ii), (iii), (vi) and (vii).

(b) Subject to the provisions of Section 4.9 hereof, Losses arising from a Sale or Repayment or from the liquidation of the Partnership shall be allocated in a manner so as to cause the positive Capital Account balance of each Partner and BAC Holder to be equal to zero; or, if there are insufficient Losses to accomplish this result, in a manner so as to cause the positive Capital Account balance of each Partner and BAC Holder to be equal to the amount that would be payable to such Partner or BAC Holder if an amount equal to (i) the positive Capital Account balances of all Partners and BAC Holders, determined prior to any allocation under this Section 4.4(b) with respect to such sale, repayment or liquidation, reduced by (ii) the Losses to be allocated among the Partners and BAC Holders under this Section 4.4(b) with respect to such sale, repayment or liquidation were distributed among the Partners and BAC Holders in accordance with Sections 4.2(a) (ii), (iii), (vi) and (vii).

Section 4.5    Determination of Profits, Losses and Distributions

(a) Profits and Losses shall be determined in accordance with the accounting methods followed by the Partnership for federal income tax purposes and otherwise in accordance with generally accepted accounting principles.

(b) Within 30 days after the end of each calendar month, the Partnership shall conduct an interim closing of the books as of the end of the last day of that calendar month. On the basis of this closing of the books for each calendar month, the Partnership shall determine the amount of Profits and Losses attributable to that calendar month. The amount of cash distributions to be made as provided in Section 4.6(c) shall be determined on a quarterly basis, based on an interim closing of the books as of the end of the last day of the relevant calendar quarter.

(c)  Distributions of Cash Flow under Section 4.1 and of Residual
     Proceeds, if any, under Section 4.2(a) shall be made quarterly, within 45 days after the end of each calendar quarter.

Section 4.6    Allocations and Distributions Among Limited
               Partners and BAC Holders.

(a) All allocations to the Limited Partners and BAC Holders as a class pursuant to Section 4.3 attributable to each calendar month shall be allocated solely among the Limited Partners and BAC Holders recognized as holders of a Limited Partnership Interest or a BAC as of the last day of that calendar month, in proportion to the number of Units held by each such Limited Partner and BAC Holder.

(b) All allocations to the Limited Partners and BAC Holders as a class pursuant to Section 4.4 shall be allocated, as the case may be, to the Persons recognized as the holders of Limited Partnership Interests and BACs as of the last day of the calendar month during which the transaction giving rise to the allocation occurred, in proportion to the number of Units held by each such Limited Partner and BAC Holder.

(c) All distributions to the Limited Partners and BAC Holders as a class pursuant to Section 4.1 or 4.2 attributable to funds received by the Partnership during a calendar quarter shall be distributed to the Limited Partners and BAC Holders who hold a Partnership Interest or BAC as of the last day of such calendar quarter, in proportion to the number of Units held by each such Limited Partner or BAC Holder.

(d) Allocations that would otherwise be made to a BAC Holder under the provisions of this Article IV shall instead be made to the beneficial owner of BACs held by a nominee in any case in which the nominee has furnished the identity of such owner to the Partnership in accordance with Section 6031(c) of the Code or any other method acceptable to the Managing General Partner in its sole discretion.

Section 4.7    Capital Accounts.

     A Capital Account shall be established and maintained for each Partner in accordance with Treasury Regulations Section 1.704-1(b)(2)(iv). There shall be credited to each Partner's Capital Account the amount of such Partner's Capital Contribution (including the Capital Contributions of the Initial Limited Partner on behalf of the BAC Holders) and such Partner's share of Profits, and there shall be charged against each Partner's Capital Account the amount of such Partner's share of Losses and distributions. The Initial Limited Partner's Capital Account shall be subdivided into separate Capital Accounts for each BAC Holder (or beneficial owner of BACs held by a nominee in any case in which the nominee has furnished the identity of such owner to the Partnership in accordance with Section 6031(c) of the Code or any other method acceptable to the Managing General Partner in its sole discretion) to reflect the interest of each BAC Holder. Any items credited or charged to the BAC Holders shall be reflected in the Capital Account of the Initial Limited Partner and in the subaccounts reflecting the interest of each BAC Holder. Any person who acquires a BAC or a Limited Partnership Interest from a Limited Partner or BAC Holder shall have a Capital Account equal to the Capital Account of the Limited Partner or BAC Holder from which such BAC or Limited Partnership Interest was acquired. The Capital Account in respect of a particular Limited Partnership Interest, BAC or other specified interest in the Partnership shall be the amount which such Capital Account would be if such Limited Partnership Interest, BAC or other specified interest in the Partnership were the only interest in the Partnership held by a Partner or BAC Holder, as the case may be, from and after the date on which such Limited Partnership Interest, BAC or other specified interest in the Partnership was first issued.

Section 4.8    Return of Capital and Rights to Distributions.

     Each holder of Partnership Interests and BACs shall look solely to the assets of the Partnership for all distributions with respect to the Partnership, his Capital Contributions and his share of Cash Flow, Residual Proceeds and Liquidation Proceeds, and shall have no recourse therefor, upon dissolution, or otherwise, against any General Partner or Limited Partner. No

Partner or BAC Holder shall have any right to demand or receive property other than cash upon dissolution and termination of the Partnership.

Section 4.9    Special Allocations and Limitations.

     Notwithstanding the provisions of Sections 4.3 and 4.4 hereof:

(a) In the event a Partner or BAC Holder unexpectedly receives in any taxable period any adjustments, allocations, or distributions described in Treasury Regulations Section 1.704-1(b)(2)(ii)(d)(4), (5), or (6) which cause or increase an Adjusted Capital Account Deficit of such Partner or BAC Holder, items of Partnership income and gain shall be specially allocated to such Partner or BAC Holder in such taxable period (and, if necessary, in subsequent taxable periods), in an amount and manner sufficient to eliminate, to the extent required by the Treasury Regulations, the Adjusted Capital Account Deficit of such Partner or BAC Holder as quickly as possible.

(b) In no event shall Losses of the Partnership be allocated to a Partner or BAC Holder if such allocation would result in such Partner or BAC Holder having an Adjusted Capital Account Deficit at the end of any taxable period. All Losses in excess of the foregoing limitation shall be allocated to the General Partners; or, if the allocation of Losses to the General Partners is limited pursuant to the first sentence of this Section 4.9(b), such Losses shall be allocated to the Limited Partners and BAC Holders who do not have Adjusted Capital Account Deficits in proportion to their respective Capital Account balances.

(c)  The allocations set forth in (a) and (b) above (the
     "Regulatory Allocations") are intended to comply with certain requirements of Treasury Regulations promulgated under Code
     Section 704. The Regulatory Allocations shall be taken into account in allocating subsequent Profits, Losses, and items thereof to each Partner and BAC Holder so that, to the extent possible, and to the extent permitted by the Treasury Regulations, the cumulative amount of the allocations of Profits, Losses, and other items and the Regulatory Allocations to each Partner and BAC Holder shall be equal to the cumulative amount that would have been allocated to each Partner and BAC Holder if the Regulatory Allocations had not been made.

(d) Subject to the provisions of Section 4.10 below, with respect to property contributed to the Partnership by a Partner or BAC Holder, items of income, gain, loss, deduction and credit shall be allocated among the Partners and BAC Holders so as to take into account the variation between the adjusted basis of such property for federal income tax purposes and its Gross Asset Value at the time of contribution in accordance with the principles of Code Section 704(c). In addition, in the event that the Gross Asset Value of any Partnership asset is adjusted as described in the definition of Gross Asset Value set forth in
     Article I hereof, subsequent allocations of income, gain, deduction and loss with respect to such asset shall take into account any variation between the adjusted basis of such asset for federal income tax purposes and its Gross Asset Value in accordance with the principles of Treasury Regulations Section 1.704-1(b)(2)(iv)(g).

(e) In the event that the Partnership incurs any liability that is considered nonrecourse for purposes of Treasury Regulations
     Section 1.752-2, (i) the Partnership shall comply with the provisions of Treasury Regulations Section 1.752-2 with respect to allocations attributable to such nonrecourse liability, (ii) the Partner Capital Account balances with respect to any Partnership period prior to the period in which a liquidation of the Partnership occurs shall, solely for purposes of Section 4.4 hereof, be deemed increased by the Partners' and BAC Holders' respective shares of any Partnership minimum gain and partner nonrecourse debt minimum gain with respect to any such nonrecourse liability, and (iii) for purposes of allocating Partnership nonrecourse liabilities among the General Partners and the Limited Partners and BAC Holders as a class pursuant to Treasury Regulation Section 1.752-3(a)(3), the interest in Partnership profits of the General Partners and the Limited Partners and BAC Holders as a class shall be 2% and 98%, respectively. The Managing General Partner shall have sole discretion to make such elections as it deems appropriate in effectuating the provisions of Treasury Regulations Section 1.752-2, including without limitation sole discretion to amend the provisions of this Agreement if deemed necessary or appropriate.

(f)  Notwithstanding anything to the contrary contained in this
     Article IV, other than the allocations set forth in Sections 4.9(a), (b), (d) and (e) above, the General Partners, in the aggregate, shall be allocated no less than one percent (1%) of each item of Partnership income, gain, loss deduction, or credit at all times during the existence of the Partnership.

Section 4.10   Maintenance of Tax Fungibility of Limited
               Partnership Interests and BACs.

     It is intended that the allocations described in Sections 4.9(d) and 9.5 constitute allocations for federal income tax purposes that are consistent with Sections 704 and 754 of the Code and the regulations issued thereunder and comply with any limitations or restrictions therein, to the extent reasonably possible without causing Limited Partnership Interests and BACs (other than the Affiliated BACs) to lack uniform characteristics for federal income tax purposes. To preserve such uniformity, the Managing General Partner shall have sole discretion to (i) adopt such conventions as it deems appropriate in effectuating the provisions of Sections 704 and 754 of the Code, (ii) make special allocations of income or deduction for federal income tax purposes, and (iii) amend the provisions of this Agreement as appropriate to preserve the uniformity of Limited Partnership Interests and BACs issued or sold from time to time. If the Managing General Partner determines, based on advice of counsel, that no reasonable convention or other method is available to preserve the uniformity of Limited Partnership Interests and BACs pursuant to this Section 4.10, the Limited Partnership Interests and BACs shall be separately identified as distinct classes, to the extent possible, to reflect differences in tax consequences.

Section 4.11   Distributions in Kind.

     The Managing General Partner may in its sole discretion determine to distribute assets other than cash either during the operation of the Partnership or upon dissolution and liquidation of the Partnership. Any distribution of assets other than cash
(i) during the operation of the Partnership shall be treated as a distribution of Cash Flow or of Residual Proceeds, as appropriate, as determined by the Managing General Partner in its sole discretion, and (ii) upon dissolution and liquidation of the Partnership shall be treated as a distribution of Liquidation Proceeds. The Managing General Partner shall, in its sole discretion, determine the fair market value of any such distributed assets, and which particular assets shall be distributed to each Partner and BAC Holder. The Capital Accounts of the Partners and BAC Holders shall be adjusted upon any distribution of assets other than cash in the manner determined by the Managing General Partner to be in accordance with Treasury Regulation Section 1.704-1(b)(2)(iv).


                            ARTICLE V

                 RIGHTS, OBLIGATIONS AND POWERS
                     OF THE GENERAL PARTNERS

Section 5.1    Management of the Partnership.

(a)  Subject to the provisions of the Agreement, Oxford Tax
     Exempt Fund II Corporation shall be the Managing General Partner. All decisions made for and on behalf of the Partnership by the Managing General Partner shall be binding upon the Partnership. Except as expressly set forth elsewhere in the Agreement, the Managing General Partner (acting for and on behalf of the Partnership), in extension and not in limitation of the rights and powers given by this Section 5.1 or by the other provisions of the Agreement, in its sole discretion, has full, complete and exclusive right, power and authority in the management and control of the Partnership business to do any and all things necessary to effectuate the purposes of the Partnership, including but not limited to the right, power and authority to do all acts and things set forth in Section 5.2. The Managing General Partner shall take all actions necessary or appropriate to protect the interests of the Limited Partners and the BAC Holders. The Managing General Partner shall devote such time as is necessary to the affairs of the Partnership and shall receive no compensation from the Partnership other than as expressly provided in the Agreement. No person dealing with the Managing General Partner shall be required to determine its authority to make any undertaking on behalf of the Partnership or to determine any facts or circumstances bearing upon the existence of such authority.

(b) The Managing General Partner, at its discretion, shall establish the Working Capital Reserve out of Revenues, Residual Proceeds and Liquidation Proceeds. The Working Capital Reserve may be increased or reduced by the Managing General Partner as it deems advisable under the circumstances from time to time within the limitations set forth in the definition of Working Capital Reserve in Article I.

Section 5.2    Authority of the Managing General Partner.

(a) Subject to Sections 5.3, 5.4 and 5.10, but otherwise without in any way limiting the power and authority conferred on the Managing General Partner under

     Section 5.1, the Managing General Partner for, and in the name and on behalf of, the Partnership is hereby authorized, without limitation:

     (i) to acquire the OTEF I Mortgage Revenue Bonds from OTEF I in accordance with Section 3.3(a);

     (ii) to acquire Mortgage Revenue Bonds other than as provided in
          (a)(i) above (including Additional Mortgage Revenue Bonds and Other Assets), at such price and upon such terms as it deems to be in the best interests of the Partnership, the Limited Partners and the BAC Holders, provided that any Additional Mortgage Revenue Bonds shall be acquired in accordance with Section 5.5 herein, to hold and otherwise deal with Mortgage Revenue Bonds and, subject to the provisions of Section 5.10, to restructure Mortgage Revenue Bonds and, in connection with any such restructuring, to consent to amendments of the related bond documents, provided the Managing General Partner determines that the terms of the restructuring are in the best interests of the Partnership, the Limited Partners and the BAC Holders;

    (iii) subject to the provisions of Section 5.10(a)(ix), to sell or otherwise dispose of (in whole or in part) any Mortgage Revenue Bonds (including the OTEF I Mortgage Revenue Bonds) (or interests therein) acquired by the Partnership;

    (iv) to reinvest Cash Flow, any Revenues or Residual Proceeds in Mortgage Revenue Bonds (or interests therein), including without limitation Additional Mortgage Revenue Bonds secured by assets owned by an Affiliate of any General Partner, subject to the provisions of Section 5.5, or Other Assets;

    (v) to issue additional limited partnership interests, BACs or other securities for such consideration and on such other terms and conditions and with such voting, distribution, liquidation, conversion, registration, redemption and other rights and preferences as shall be deemed appropriate by the Managing General Partner in its sole and absolute discretion; subject, however, to the provisions of Section 5.10(a)(xi);

    (vi) subject to the provisions of Section 5.10(a)(ix) and Section 10-208(f) of the Act, to merge the Partnership with another Person (which may be an Affiliate) and to take all actions, including negotiating and entering into an agreement of merger and an amendment to this Agreement, that the Managing General Partner determines are necessary or appropriate to effect such merger;

   (vii) to adopt the BAC Holder Rights Plan substantially in the form attached hereto as Exhibit A and amend it from time to time in accordance with the terms thereof;

  (viii) to acquire by purchase, lease, exchange or otherwise, any real or personal property necessary for Partnership operations;

    (ix) to borrow money and issue evidences of indebtedness, and to secure the same by a pledge, lien or encumbrance on any assets (including any Mortgage Revenue Bonds) of the Partnership, to incur indebtedness for working capital purposes, to fulfill any obligations undertaken by the Partnership to obtain or maintain an investment grade rating for a Mortgage Revenue Bond or to prevent default under other liens against any Mortgaged Property, or to discharge such liens entirely if it becomes necessary to protect the Partnership's investment in a Mortgage Revenue Bond or a Mortgaged Property; provided, however, that the Partnership shall not assume or incur debt in excess of sixty-five percent (65%) of the value of the Partnership's assets (unless, in the sole discretion of the Managing General Partner, a higher percentage is required on an urgent basis to avoid any adverse effect on the business, operations or prospects of the Partnership or such higher percentage is required for one or more periods not exceeding one year);

     (x) to employ agents, employees, managers, accountants, attorneys, consultants and other Persons necessary or appropriate to carry out the business and operations of the Partnership, and to pay fees, expenses, salaries, wages and other compensation to such Persons and to adopt such severance or other benefit plans which, subject to the provisions of Section 5.10(a)(xi), may provide for the issuance of BACs or other securities, as may be deemed appropriate by the Managing General Partner for the retention of key employees, consultants and advisers, whether or not such Persons are Affiliates of the General Partners; provided, however, that no cash compensation, fees or reimbursements shall be paid (either pursuant to such severance or benefit plans or otherwise) to any of such Persons who are Affiliates of the General Partners except for the fees and expense reimbursements set forth in Section 5.3(e); and provided further that the Managing General Partner shall not accept on behalf of the Partnership any promissory note or other debt instrument, securities, property or services in payment for the exercise by any holder of an option to acquire BACs under any such benefit plans;

     (xi) to pay, extend, renew, modify, adjust, submit to arbitration, prosecute, defend or compromise, upon such terms as it may determine and upon such evidence as it may deem sufficient, any obligation, suit, liability, cause of action or claim, including taxes, either in favor of or against the Partnership;

    (xii) to determine the appropriate accounting method or methods to be used by the Partnership, subject to Sections 4.5(a) and 9.2;

   (xiii) to cause the Partnership to make or revoke any of the elections permitted or required under the Code or the regulations issued thereunder;

    (xiv) to subject a Mortgaged Property acquired upon foreclosure or deed in lieu of foreclosure to mortgage indebtedness in an amount not to exceed 80% of the current appraised fair market value of the Mortgaged Property at the time the debt is incurred;

     (xv) to amend this Agreement to reflect the addition or substitution of Partners, and to amend the Agreement as provided in Section 14.2 or as otherwise specifically provided in this Agreement;

    (xvi) to invest all funds not immediately needed in the operation of the business, including, but not limited to (A) any portion of Net Offering Proceeds prior to their utilization, or
          (B) the Working Capital Reserve, in debt securities or money market funds which invest in debt securities the income of which is exempt from federal income taxation;

   (xvii) to deal with, or otherwise engage in business with, any Person who has provided any goods or services to, lent money to, sold property to, or purchased property from the General Partners or any of their Affiliates or who may in the future provide goods or services to, lend money to, sell to or purchase property from such Persons, provided that any such transactions with Affiliates of the General Partners are subject to the provisions of Section 5.3;

  (xviii) to obtain loans from a General Partner or any Affiliate of a General Partner provided that the requirements of Section 5.3(c) are complied with;

    (xix) notwithstanding anything in this Agreement to the contrary and subject to the Consent of the Limited Partners (including the Initial Limited Partner acting on behalf of the BAC Holders) in accordance with Section 10.2(a)(ii)(A) and (B), to cause the Partnership (A) to engage in or provide Management Services with respect to its assets, any of the Mortgaged Properties and/or assets owned by unaffiliated Persons, and (B) in order to engage in or provide such Management Services, to acquire direct or indirect interests in Management Assets or direct or indirect interests in equity or debt securities of a Management Entity (and in connection with the acquisition of interests in the assets of a Management Entity, to assume liabilities of such entity) and hire employees (which employees may be Affiliates of the General Partners); and

     (xx) to engage in any kind of activity and to perform and carry out contracts of any kind necessary to, or in connection with, or incidental to the accomplishment of the purposes, and for the protection and benefit, of the Partnership.

(b) With respect to all of its obligations, powers and responsibilities under this Agreement, the Managing General Partner is authorized to execute and deliver, for and on behalf of the Partnership, such notes and other evidences of indebtedness, contracts, agreements, assignments, deeds, leases, loan agreements, mortgages and other security instruments and agreements as it deems proper, all on such terms and conditions as it deems proper.

(c)  After receipt of Notice from the Limited Partners and BAC
     Holders that they have obtained the required Consent of the Limited Partners (including the Initial Limited Partner acting on behalf of the BAC Holders) to take an action specified in Section 10.2(a), the Managing General Partner shall promptly take all actions reasonably necessary in the name of and on behalf of the Partnership to implement such action as soon as practicable, consistent with any terms and conditions set forth by such Limited Partners and BAC Holders in their Notice to the Managing General Partner.

(d) Notwithstanding anything to the contrary contained in this Agreement, if the Managing General Partner determines that, as a result of changes in the federal income tax laws, it is no longer in the best interests of the BAC Holders for the Partnership to hold tax-exempt Mortgage Revenue Bonds or to make additional investments in tax-exempt Mortgage Revenue Bonds, the Managing General Partner shall have the authority to invest in and hold taxable mortgage revenue bonds and other similar types of assets, and to reinvest Cash Flow and any Revenues or Residual Proceeds in taxable mortgage revenue bonds and other similar types of assets. In such event, the Managing General Partner shall have the authority to amend the Agreement, including without limitation Section 2.3 of the Agreement, as it deems necessary or appropriate to reflect the change in the types of assets that may be held or acquired by the Partnership.

Section 5.3    Authority of General Partners and Their Affiliates
               To Deal With Partnership.

(a) The General Partners and their Affiliates shall not have the right to contract or otherwise deal with the Partnership for the sale of goods or services, except for those dealings, contracts or provisions of services described in the Agreement.

     (i)  The provision of any goods and services by any General
          Partner or Affiliate shall be (A) part of its ordinary and ongoing business in which it has previously engaged independent of the activities of the Partnership, (B) reasonable for and necessary to the Partnership and (C) actually furnished to the Partnership and (D) provided at the lower of the actual cost of such goods and services or the competitive price charged for such goods or services by independent parties for comparable goods and services in the same geographic location. The costs of verification of costs reimbursed to General Partners or their Affiliates contained in the annual report may be reimbursed only to the extent, when added to the costs of such goods or services rendered, that the sum does not exceed the competitive rate for such goods and services. Neither the General Partners nor any Affiliate shall, by the making of lump sum payments to any other

          Person for disbursement by such other Person, circumvent the provisions of this Section 5.3(a).

     (ii) All services rendered by the General Partners or their Affiliates pursuant to this Section 5.3(a) shall be rendered pursuant to a written contract which precisely describes the services to be rendered and all compensation to be paid and which contains a clause allowing termination without penalty on sixty
          (60) days' Notice by the vote of a majority in interest of the Limited Partners and the BAC Holders (with the Initial Limited Partner voting its Limited Partnership Interests according to the direction of the BAC Holders).

    (iii) Any payment made to the General Partners or any Affiliate for such goods or services and the terms of any loans made by the Partnership or to the Partnership pursuant to Section 5.3(c) shall be fully disclosed to all Limited Partners and BAC Holders in the reports required under this Agreement.

(b) Other than as specifically authorized in this Agreement, the Managing General Partner is prohibited from entering into any agreements, contracts or arrangements on behalf of the Partnership with any General Partner or any Affiliate of any General Partner.

(c)  Notwithstanding anything in this Agreement to the contrary,
     (i) the Partnership shall not lend money to a General Partner;
     (ii) the Partnership shall not lend money to any Affiliate of a General Partner except at an interest rate and other finance charges and fees that are no less than the greater of (A) the prime rate established by Citibank, N.A. from time to time and in effect at the time the Partnership makes such loan, or (B) the interest rates and other finance charges and fees that the Partnership has paid to obtain the funds to make the loan to the General Partner or Affiliate; and (iii) no General Partner nor any Affiliate of a General Partner shall make any loan to the Partnership if such loan provides for a prepayment penalty or the interest rates and other finance charges and fees in connection with such loan are in excess of the greater of (A) the prime rate established by Citibank, N.A. from time to time and in effect at the time such General Partner or Affiliate makes such loan, or
     (B) the interest rates and other finance charges and fees that the General Partner or such Affiliate has paid to obtain the funds to make the loan to the Partnership.

(d)  The Partnership shall not acquire assets from the General
     Partners or their Affiliates except as provided in this Section 5.3(d) or as specifically authorized elsewhere in this Agreement.

     (i) In accordance with Section 5.2(a)(xix), the Partnership may acquire direct or indirect interests in Management Assets (which Management Assets may be owned or held by an Affiliate of a General Partner) or direct or indirect interests in equity or debt securities of a Management Entity (which

          Management Entity may be owned by an Affiliate of a General Partner or in which a General Partner or Affiliate may have an interest).

     (ii) Pursuant to Section 5.4(e), the Partnership may purchase an Additional Mortgage Revenue Bond or Other Asset from an Affiliate of any General Partner, subject to receipt of an opinion from the Independent Real Estate Consultant that the terms of any such acquisition are fair to the Partnership. In addition, notwithstanding anything to the contrary contained in the Agreement, the Partnership may purchase an Additional Mortgage Revenue Bond or Other Asset from an Affiliate of any General Partner without obtaining an opinion from the Independent Real Estate Consultant as long as (i) the purchase of the Additional Mortgage Revenue Bond or Other Asset by such Affiliate was made on an interim basis in order to facilitate the purchase by the Partnership of the Additional Mortgage Revenue Bond or Other Asset and (ii) the purchase price paid by the Partnership to such Affiliate for the Additional Mortgage Revenue Bond or Other Asset is no greater than the amount of the total costs incurred by such Affiliate in connection with its purchase of the Additional Mortgage Revenue Bond or Other Asset.

(e) No compensation or fees shall be paid by the Partnership to the General Partners or their Affiliates except as described in this Agreement.

     (i) The General Partners and their Affiliates shall be entitled to receive the following from the Partnership:

          (A) reimbursement for any expenses of the Partnership actually incurred by either of the General Partners or any of their Affiliates (which expenses may include, but shall not be limited to, any expenses incurred in connection with the organization of the Partnership, the restructuring of OTEF I, the refunding of the OTEF I Mortgage Revenue Bonds, the acquisition of Management Assets or direct or indirect interests in equity or debt securities of a Management Entity, the acquisition of Additional Mortgage Revenue Bonds and Other Assets and any Offering);

          (B) compensation for providing any goods or services to the Partnership as described in Section 5.3(a);

          (C) in the event the Partnership acquires a Mortgaged Property upon foreclosure of a Mortgage Loan (or by deed in lieu of foreclosure), fees to the same extent that such fees were payable to Affiliates of the General Partners or to third parties by the mortgagor prior to foreclosure (or deed in lieu of foreclosure);

          (D) an acquisition fee, payable on the closing of any transaction in which the Partnership acquires an Additional Mortgage Revenue Bond or Other Asset, for finding, analyzing and effecting the acquisition of any such Additional Mortgage Revenue Bond or Other Asset, equal to 1.0% of (i) the purchase price paid by the Partnership for an Additional Mortgage Revenue Bond or, as the case may be, Other Asset, or (ii) with respect to an Additional Mortgage Revenue Bond or Other Asset which is subordinated in payment to senior indebtedness, the sum of (A) the purchase price paid by the Partnership for its subordinated interest and (B) the principal amount of all senior interests, if any; provided, however, that no acquisition fee shall be paid with respect to the principal amount of any such senior interest if the Partnership has not purchased the senior interest and neither the Managing General Partner or any of its Affiliates had any material involvement in the negotiation, structuring or closing of the purchase of the senior interest. In the case of an Additional Mortgage Revenue Bond or Other Asset which is subordinated in payment to senior indebtedness as of the closing of the transaction in which the Partnership acquires its interest, the maximum acquisition fee payable on the Partnership's senior and subordinated interests shall be equal to 2.5% of the purchase price paid by the Partnership for such subordinated interests as of the date of the closing;

          (E) an advisory fee, which shall be payable annually, for providing advisory services in connection with the Partnership's investment in Additional Mortgage Revenue Bonds and Other Assets in an amount not to exceed 0.5% of (i) the purchase price paid by the Partnership for an Additional Mortgage Revenue Bond or, as the case may be, Other Asset, or (ii) with respect to an Additional Mortgage Revenue Bond or Other Asset which is subordinated in payment to senior indebtedness, the sum of (A) the purchase price paid by the Partnership for its subordinated interest and (B) the principal amount of the senior interest, if any; provided, that if an Affiliate of the Managing General Partner is receiving fees for property management services pursuant to a property management agreement entered into with the owner of an Additional Mortgaged Property, the annual advisory fee shall be equal to 0.5% per year of the purchase price paid by the Partnership for the related Additional Mortgage Revenue Bond. In the event that the Managing General Partner receives in any year compensation or fees from an unaffiliated person that serves as the property manager for the Additional Mortgaged Property, the amount of the annual advisory fee payable with respect to the related Additional Mortgage Revenue Bond for that year shall be determined as provided in item (ii) above and then reduced by 50% of any compensation or fees received in that year by the Managing General Partner from the unaffiliated property manager for services provided by the Managing General Partner with respect to such Additional Mortgaged Property; and

          (F) any fees that on the date hereof are payable by the owners of the Mortgaged Properties, provided that the Partnership is the principal beneficiary of the services for which such fees are payable and that such fees are paid by the Partnership in order to permit a commensurate increase in debt service payable by the owners of the Mortgaged Properties with respect to the related Mortgaged Revenue Bonds.

     (ii) It is understood and agreed that in the event the Partnership acquires direct or indirect interests in Management Assets or direct or indirect interests in the equity or debt securities of a Management Entity in exchange for interests in the Partnership or other consideration and as a result the Partnership provides Management Services for which the General Partners or their Affiliates would otherwise be entitled to compensation under this Section 5.3(e), then the General Partners and their Affiliates shall be entitled to the compensation described in this Section 5.3(e) only to the extent that they continue to provide services not being provided by the Partnership.

(f) Notwithstanding any provisions of this Section 5.3, neither the General Partners nor any of their Affiliates shall:

      (i) be given an exclusive right to sell, or exclusive employment to sell, any Mortgaged Property for the Partnership;

     (ii) receive any rebate or give-up, or participate in any reciprocal arrangement, which would circumvent the provisions of Sections 5.3(a); or

    (iii) receive any compensation for providing insurance brokerage services to the Partnership.

Section 5.4    General Restrictions on Authority of General
               Partners.

     In exercising management and control of the Partnership, the General Partners, on behalf of the Partnership and in furtherance of the business of the Partnership, shall have the authority to perform all acts which the Partnership is authorized to perform. However, the General Partners shall not have any authority to:

(a) perform any act in violation of the Agreement or any applicable law or regulation hereunder;

(b) do any act required to be approved or ratified in writing by all Limited Partners under the Act, unless the right to do so is expressly otherwise given in the Agreement;

(c) sell or otherwise dispose of all or substantially all of the assets of the Partnership without the Consent of the Limited Partners and the BAC Holders provided for in Section 10.2(a)(i) (provided that such Consent shall not be required for any sale of any property or asset securing a Mortgage Revenue Bond or for any sale (including a sale of all or substantially all of the Partnership assets) approved by the Independent Real Estate Consultant in accordance with Section 5.10(a)(ix));

(d) borrow money from the Partnership; provided that any Affiliate of the General Partners (but not the General Partners) may borrow money from the Partnership provided the interest rate and other finance charges and fees on such loan are no less than the greater of (i) the prime rate established by Citibank, N.A. from time to time and in effect at the time the Partnership makes such loan, or (ii) the interest rates and other finance charges and fees that the Partnership has paid to obtain the funds to make the loan to the General Partner or Affiliate;

(e) unless a written opinion of the Independent Real Estate Consultant as to the fairness of the transaction to the Partnership is obtained, or except as expressly authorized by
     Section 5.3(d), cause the Partnership to sell real property or evidence of indebtedness to or lease real property or evidence of indebtedness from or to any General Partner or any Affiliate of a General Partner or purchase any real property or evidence of indebtedness from any General Partner or Affiliate of a General Partner (except to remarket a Mortgage Revenue Bond pursuant to the terms under which such Mortgage Revenue Bond was issued or to the extent necessary to enforce foreclosure rights under a Mortgage Revenue Bond);

(f) elect to dissolve the Partnership without the Consent of the Limited Partners and the BAC Holders provided for in Section
     10.2(a)(iv);

(g) do any act which would make it impossible to carry on the ordinary business of the Partnership;

(h)  confess a judgment against the Partnership;

(i) possess Partnership property, or assign its rights in specific Partnership property, for other than a Partnership purpose;

(j) admit a Person as a General Partner, except as provided in the Agreement;

(k)  knowingly perform any act that would subject any Limited
     Partner or BAC Holder to liability as a general partner in any jurisdiction;

(l) make loans to the Partnership or Partnership borrowers, accept loans on behalf of the Partnership or Partnership borrowers, or accept loans on behalf of the Partnership or Partnership borrowers from any Affiliate of the General Partners, except as provided in Section 5.3(c)(iii);

(m) amend the Agreement, except to the extent the right to amend this Agreement is expressly provided for in other provisions of the Agreement; or

(n) lease or permit any Affiliate of the General Partners to lease more than 5% of any Mortgaged Property.

Section 5.5    Acquisition of Additional Mortgage Revenue Bonds.

     The Managing General Partner shall not acquire an Additional
Mortgage Revenue Bond unless:

(a) the Partnership has received an opinion of Counsel to the effect that all interest payments are to be fully exempt from federal income taxation under current law, that the Additional Mortgage Revenue Bond shall be characterized as debt for federal income tax purposes and that the Partnership shall not be a "substantial user" of the Mortgaged Property, as that term is used in the Code;

(b) the Partnership has received an opinion of local counsel to the effect that the interest rate payable on the underlying Mortgage Loan is not usurious under applicable state law, subject to such qualifications as Counsel may approve as not being materially adverse to the interests of the Partners and BAC Holders;

(c) the owner of the Mortgaged Property enters into a land use restriction or regulatory agreement containing restrictions on the use of the Mortgaged Property if such restrictions are required to ensure that the interest on the Additional Mortgage Revenue Bond is exempt from federal income taxation; and

(d) in the case of an Oxford Property: (i) the property management fee paid with respect to such Oxford Property does not exceed 5% per annum (4% for retirement communities) of the gross rental revenues of the Oxford Property, (ii) the accounting fee paid with respect to the Oxford Property does not exceed $2 per residential unit per month, and (iii) the cash management fee paid out of the cash flow of the Mortgaged Property does not exceed 1.5% per annum of the average monthly project investment portfolio.

Section 5.6    Delegation of Authority.

     Subject to the provisions of this Article V, the General Partners may delegate all or any of their powers, rights and obligations under this Agreement and may appoint, employ, contract or otherwise deal with any Person for the transaction of the business of the Partnership, which Person may, under supervision of the General Partners, perform any acts or services for the Partnership as the General Partners may approve.

Section 5.7    Other Activities.

     Each of the General Partners and their Affiliates may engage in or possess interests in other business ventures of every kind and description for his/their own account, including, without limitation, serving as general partner of other partnerships which own, either directly or through interests in other partnerships, mortgage backed-bonds similar to the Mortgage Revenue Bonds or properties similar to those which secure the Mortgage Revenue Bonds. Neither the Partnership, any of the Partners nor the BAC Holders shall have any rights by virtue of this Agreement in or to such other business ventures or to the income or profits derived therefrom.

Section 5.8    Limitation on Liability of General Partners;
               Indemnification.

(a) The General Partners owe the same fiduciary duty to the BAC Holders as the General Partners owe to the Limited Partners. However, no General Partner and none of its officers, directors, shareholders, partners, employees and, when performing an obligation of the Partnership or of the General Partners to the Partnership, agents and Affiliates shall be liable, responsible or accountable in damages or otherwise to the Partnership or to any of the Limited Partners or BAC Holders for any act or omission to act or decision made by such Person in good faith on behalf of the Partnership and in a manner reasonably believed by it or them to be within the scope of the authority granted to the General Partners by the Agreement and in the best interests of the Partnership, provided that such action, omission to act or decision is not attributable to such Person's fraud, bad faith, gross negligence or willful misconduct.

(b) The Partnership shall indemnify and hold harmless each of the General Partners and their Affiliates, and each of their respective officers, directors, shareholders, members, partners and employees (hereafter referred to as "Indemnified Person"), from any loss, claim, damage, cost, expense or liability as and when incurred by such Indemnified Person or by the Partnership by reason of any action, omission to act or decision made by any Indemnified Person in connection with the business of the Partnership, provided that the actions, omissions to act or decisions giving rise to the claim for indemnification hereunder are not attributable to fraud, bad faith, gross negligence or willful misconduct of any Indemnified Person. The losses, claims, damages, costs, expenses or liabilities indemnified hereunder shall include, without limitation, claims by a Limited Partner or BAC Holder and the reasonable fees of attorneys (which attorneys' fees may be paid as incurred) and expenses incurred in the defense or settlement of any claims. For purposes of this
     Section 5.8, the fact that an action, omission to act or decision is taken on the advice of Counsel for the Partnership shall be evidence of good faith, provided that all material facts were disclosed to such Counsel. The satisfaction of any indemnification claim under this Section 5.8(b) shall be from, and shall be limited to, Partnership assets, and no Partner or BAC Holder shall have any personal liability on account of such indemnification obligation.

(c) The Partnership shall not incur the cost of that portion of any liability insurance which insures any Indemnified Person for any liability as to which the Indemnified Person is prohibited from being indemnified under this Section 5.8.

Section 5.9    Tax Status of Partnership.

     The General Partners shall use their best efforts to meet such requirements of the Code, as interpreted from time to time by the Internal Revenue Service or any other agency of the federal government or the courts, necessary to assure that the Partnership shall be classified as a partnership for federal income tax purposes.

Section 5.10   Independent Real Estate Consultant.

(a) The Managing General Partner shall not make decisions on the following without obtaining a written opinion from the Independent Real Estate Consultant to the effect that such transactions are fair to the Partnership:

     (i) whether to seek the appointment of a receiver, to negotiate a workout arrangement (and the terms of such workout arrangement) or to foreclose in the event of a default on an Oxford Mortgage Revenue Bond;

     (ii) whether to permit a prepayment of an Oxford Mortgage Loan at a time when the Oxford Mortgage Loan documentation prohibits a prepayment;

    (iii) whether to waive the due-on-sale and nonassumability clauses with respect to an Oxford Mortgage Loan;

     (iv) whether and under what conditions to permit capital improvements to an Oxford Property in excess of the greater of
          (A) $250,000 or (B) $500 times the number of residential units in such Mortgaged Property on an annual basis, provided however, that such dollar amounts shall be adjusted upward each calendar year subsequent to the date of the Agreement by the full amount of the percentage increase (if any) in the consumer price index for the Standard Metropolitan Area in which the Mortgaged Property is located, as published by the Bureau of Labor Statistics, U. S. Department of Labor (the "CPI Index");

     (v) whether to allow annual payments for capital improvement out of the cash flow of an Oxford Property in excess of the greater of (A) $250,000 or (B) $500 times the number of residential units above the amounts, if any, in the reserve for replacements, provided however, that such dollar amounts shall be adjusted upward each calendar year subsequent to the date of the Agreement by the full amount of the percentage increase (if any) in the CPI Index;

     (vi) whether to amend, waive or modify any material term of an Oxford Mortgage Loan;

    (vii) the disposition of hazard insurance or condemnation proceeds in excess of $25,000 with respect to any one event relating to an Oxford Property;

   (viii) whether to require prepayment of an Oxford Mortgage
          Revenue Bond upon the occurrence of an Event of Taxability;

     (ix) whether to sell or otherwise dispose of all or substantially all of the assets of the Partnership at any one time in the circumstances provided in Section 5.4(c), except that a written opinion of the Independent Real Estate Consultant shall not be required if the Limited Partners (including the Initial Limited Partner acting on behalf of the BAC Holders) Consent to such sale or disposition in accordance with Section 10.2(a)(i); whether to sell or otherwise dispose of (in whole or in part) any Oxford Mortgage Revenue Bonds (including OTEF I Mortgage Revenue Bonds) acquired by the Partnership; whether to restructure Oxford Mortgage Revenue Bonds (other than the OTEF I Mortgage Revenue Bonds with respect to which the Independent Real Estate Consultant has rendered an opinion to OTEF I and the OTEF I BAC Holders); and whether to merge the Partnership with another Person (which may be an Affiliate);

     (x)  any amendment to the Partnership Agreement described in
          Section 14.2(b)(iv), (vi), (vii) or (viii);

     (xi) whether to issue securities pursuant to Section 3.3(b) which would have liquidation, distribution or other rights senior to the BACs to be issued pursuant to Section 3.3(a) or whether to adopt a severance or other benefit plan that provides for the issuance of BACs or other securities as described in Section 5.2(a)(x);

    (xii) the exchange of all or a portion of a General Partner's interest as General Partner in the Partnership for BACs and the valuation of such interest pursuant to Section 6.5 of this Agreement;

   (xiii) the exchange of all or a portion of an Affiliated BAC
          Holder's interest in Affiliated BACs for BACs and the valuation of such interest pursuant to Section 7.7 of the Agreement;

    (xiv) whether to return a Capital Contribution in the form of property other than cash;

     (xv) whether to cause the Partnership to engage in or provide Management Services with respect to assets owned by unaffiliated Persons pursuant to Section 5.2(a)(xix)(A) (except that a written opinion of the Independent Real Estate Consultant shall not be required if the Limited Partners

          (including the Initial Limited Partner acting on behalf of the BAC Holders) Consent thereto in accordance with Section 10.2(a));

    (xvi) the sale of real property or evidence of indebtedness to or lease of real property or evidence of indebtedness from or to any General Partner or any Affiliate of a General Partner or the purchase of any real property or evidence of indebtedness from any General Partner or Affiliate of a General Partner (except as specifically authorized by Section 5.3(d) or upon a remarketing of a Mortgage Revenue Bond pursuant to the terms under which such Mortgage Revenue Bond was issued or to the extent necessary to enforce foreclosure rights under a Mortgage Revenue Bond); and

   (xvii) any other material transaction between the Partnership and any Affiliate of the General Partners involving a Mortgage Loan or with respect to any foreclosed Mortgaged Property.

(b) The Independent Real Estate Consultant shall be Marshall and Stevens Incorporated or such other nationally recognized investment banking firm, accounting firm, mortgage banking firm, bank, real estate financial consulting firm or advisory firm as may be selected by the Managing General Partner in the event of a resignation by Marshall and Stevens Incorporated as the Independent Real Estate Consultant. The Partnership and the Managing General Partner shall enter into a consulting agreement with the Independent Real Estate Consultant, and the opinions of the Independent Real Estate Consultant shall be rendered pursuant to the terms of such consulting agreement.

Section 5.11   Affirmation of Partnership's Purpose.

     Pursuant to the Act, every five years, commencing in the year 2000, the Managing General Partner shall file by September 15 with the State of Maryland Department of Assessments and Taxation a statement, on the appropriate form, affirming that the Partnership is actively engaged in the business for which it was formed as stated in Section 2.3 hereof.


                           ARTICLE VI

                   CHANGES IN GENERAL PARTNERS

Section 6.1    Withdrawal of General Partners.

(a)  Except as provided in Sections 6.1(b), 6.3 and 6.4, a
     General Partner shall not be entitled to withdraw from the Partnership or to sell, transfer or assign all or any portion of its Partnership Interest as a General Partner unless (i) the General Partner gives at least sixty days' Notice to the other Partners of such proposed withdrawal, sale, transfer or assignment, (ii) the other General Partner and a majority in interest of the Limited Partners Consent (the Initial Limited Partner acting on behalf of the BAC Holders), and (iii) the conditions of Section 6.1(c) are met.

(b) Substitutions of one Person for another Person as a General Partner may be made at any time in the following circumstances without the consent of the Partners, provided that the conditions of Section 6.1(c) are met and that the substitute General Partner is admitted to the Partnership simultaneously with the withdrawal of the withdrawing General Partner:

     (i) any Affiliate of ORFGI may replace Oxford Tax Exempt Fund II Corporation as Managing General Partner; or

     (ii) any General Partner may substitute in its stead any Person that has, by merger, consolidation or otherwise, acquired all or substantially all of its assets or stock; or

    (iii) any Affiliate of ORFGI may be substituted for OTEF II
          Associates Limited Partnership as the Associate General Partner in the event of its Bankruptcy or dissolution.

(c) Before a General Partner may withdraw from the Partnership pursuant to Section 6.1(a) or (b), Counsel for the Partnership shall have rendered an opinion that the withdrawal of the General Partner is in conformity with the Act, that any offer and sale of the Partnership Interest of such General Partner shall not violate any federal or state securities or blue sky law and that the withdrawal of the General Partner shall not cause a termination or dissolution of the Partnership for federal income tax purposes which would be materially adverse to the financial interests of the Limited Partners and BAC Holders and shall not jeopardize the classification of the Partnership as a partnership for federal income tax purposes.

Section 6.2    Admission of a Successor or Additional General
               Partner.

(a) A Person shall be admitted as a General Partner of the Partnership only if the following terms and conditions are satisfied:

     (i) such Person shall have accepted and agreed to be bound by the terms and provisions of the Agreement by executing a counterpart hereof, and such other documents or instruments as may be required or appropriate in order to affect the admission of such Person as a General Partner shall have been filed for recording, and all other actions required by law in connection with such admission shall have been performed; and

     (ii) if such Person is a corporation, it shall have provided the Partnership with evidence satisfactory to Counsel for the Partnership of its authority to become a General Partner and to be bound by the terms and provisions of the Agreement.

(b)  The General Partners may at any time designate additional
     Persons to be General Partners, whose Partnership Interests shall be such as agreed upon by the General Partners and such additional General Partners, provided that the Partnership Interests of the Limited Partners (including the interests of the BAC Holders) shall not be adversely affected thereby. Such additional Persons shall become additional General Partners without the Consent of the Limited Partners or BAC Holders, provided that the conditions provided in Section 6.2(a) are met.

Section 6.3    Removal of a General Partner.

     As provided in Section 10.2(a)(iii), the Limited Partners (including the Initial Limited Partner acting on behalf of the BAC Holders) may remove any General Partner and, unless the removed General Partner was the sole General Partner, elect a replacement therefor which replacement General Partner shall be admitted to the Partnership upon meeting the conditions set forth in Section 6.2, without the consent or other action by the General Partner to be removed or by any other General Partner. The provisions of Section 6.4 shall apply to any such removal of a General Partner.

Section 6.4    Effect of Bankruptcy, Withdrawal, Dissolution or
               Removal of a General Partner.

(a) In the event of the Bankruptcy of a General Partner or the withdrawal, dissolution or removal of a General Partner, the business of the Partnership shall be continued with Partnership property by the other General Partner(s) (and the other General Partner(s), by execution of this Agreement, expressly so agree to continue the business of the Partnership); provided, however, that if the Bankrupt, withdrawn, dissolved or removed General Partner is then the sole General Partner, the provisions of
     Section 8.1 shall be applicable.

(b) Upon the Bankruptcy, withdrawal, dissolution or removal of a General Partner, such General Partner (the "Withdrawn General Partner") shall immediately cease to be a General Partner;
     provided that, if at the time of such event the aggregate of the Partnership Interests of the remaining General Partner(s) is less than 1%, there shall be assigned and transferred, on a pro rata basis (in proportion to the respective Partnership Interests of the remaining General Partner(s)), to the remaining General Partner(s), such portion of the Partnership Interest of the Withdrawn General Partner as shall be necessary to increase the aggregate of the Partnership Interests of the remaining General Partner(s) to 1%, and the Withdrawn General Partner shall cease to be a General Partner upon receipt of a cash purchase price for the transferred interest equal to the fair market value of such transferred interest (as determined pursuant to subparagraph (e) below). To the extent that the Partnership Interest of the Withdrawn General Partner is not so assigned and transferred, such General Partner's Partnership Interest shall thereafter be held as a special limited partner interest with no rights to participate in the management of the affairs of the Partnership or to vote on any matter requiring the consent of the Partners and BAC Holders. The holder of such special limited partner interest shall not share in any rights given to the class comprised of the Limited Partners and BAC Holders, including the right to share in Profits or Losses, and the right to receive cash and/or other distributions from the Partnership. Instead, such holder shall retain the share of the capital, Profits or Losses, and the right to share distributions or cash and property which are allocated to such interest as if the same were held as a General Partner Partnership Interest. Nothing in this Section 6.4 shall affect any rights, including the rights to the payment of any fees under the Agreement, of the Withdrawn General Partner, which matured or were earned prior to the Bankruptcy, withdrawal, dissolution or removal of such General Partner. Such Withdrawn General Partner shall remain liable for all obligations and liabilities incurred by it as a General Partner before such Bankruptcy or before such withdrawal, dissolution or removal shall have become effective, but shall be free from any obligations or liability as a General Partner incurred on account of the activities of the Partnership from and after the time of such Bankruptcy or the date such withdrawal, dissolution or removal shall have become effective.

(c) If, at the time of the Bankruptcy, withdrawal, dissolution or removal of a General Partner, the Bankrupt, withdrawn, dissolved or removed General Partner was not the sole General Partner of the Partnership, the remaining General Partner or General Partners shall immediately (i) give Notice to the Limited Partners of such Bankruptcy, withdrawal, dissolution or removal and (ii) prepare such amendments of the Agreement and execute and file for recording such amendments or documents or other instruments necessary to reflect the assignment, transfer, termination, removal or conversion (as the case may be) of the Partnership Interest of the Bankrupt, withdrawn, dissolved or removed General Partner.

(d) If at any time an individual shall become a General Partner, Sections 6.4 and Section 8.1(a) shall also be applicable in the case of the death or adjudication of incompetency of such individual General Partner.

(e) The fair market value of the Withdrawn General Partner's interest that is transferred to the remaining General Partner(s) pursuant to the provisions of subparagraph (a) above shall be determined by the mutual agreement of the Withdrawn General Partner and the remaining General Partner(s). If the parties are unable to agree upon a fair market value for the transferred interest within thirty (30) days after the Bankruptcy, withdrawal, dissolution or removal of the Withdrawn General Partner, the parties shall select a mutually agreeable appraiser who shall determine the fair market value of the interest. In the event the parties are unable to agree upon an appraiser within thirty (30) days after the end of the thirty-day period specified in the preceding sentence, the Withdrawn General Partner and the remaining General Partner(s) shall each select an appraiser, and the fair market value of the transferred interest shall be the average of the fair market values determined by the two appraisers. If either party fails to select an appraiser and obtain an appraisal from such appraiser within ninety (90) days after the end of the thirty-day period specified in the preceding sentence, the fair market value of the transferred interest shall be the fair market value determined by the other party's appraiser. The parties shall share equally the cost of any appraiser jointly selected or shall pay the costs of the appraiser they each select. Any appraiser selected shall be an MAI appraiser with at least five years of experience and shall use standard MAI practices.

Section 6.5    Conversion of General Partners to BAC Holders.

     Any General Partner may at any time exchange all or any portion of its interest as General Partner in the Partnership for BACs, subject to the Partnership receiving a written opinion from the Independent Real Estate Consultant that the exchange of the interest and the valuation of such interest is fair to the Partnership and receipt of an opinion of Counsel that such exchange will not have any tax consequences that are materially adverse to the interests of the Partnership and the BAC Holders.


                           ARTICLE VII

              TRANSFERABILITY OF LIMITED PARTNERS'
                      PARTNERSHIP INTERESTS

Section 7.1    Assignments of the Interest of the Initial Limited
               Partner.

(a) Pursuant to Section 11.1(a), the Initial Limited Partner shall assign a number of its Units of Limited Partnership Interest to be issued to OTEF I which is equivalent to the number of BAC Holder Units to be issued to OTEF I pursuant to Section 3.3(a) and, in the event of an Offering, shall assign a number of its Units of Limited Partnership Interest to each Person purchasing BACs pursuant to Section 3.3(b) which is equivalent to the number of BAC Holder Units so purchased pursuant to Section 3.3(b). The Partnership shall recognize as a BAC Holder each Person to whom the Initial Limited Partner assigns Units of Limited Partnership Interest as of such dates as provided in
     Section 3.3.

(b)  The Initial Limited Partner shall remain as Initial Limited
     Partner on the books and records of the Partnership notwithstanding the assignment of all of its Limited Partnership Interests until such time as the Initial Limited Partner transfers its position as the Initial Limited Partner to another Person with the consent of the General Partners.

(c) All Persons becoming BAC Holders shall be bound by the terms and conditions of, and shall be entitled to all rights of, Limited Partners under this Agreement.

(d) Other than pursuant to this Section and Section 11.1(a), the Initial Limited Partner may not transfer or assign a Partnership Interest without the prior written consent of the General
     Partners.

Section 7.2    Free Transferability of BACs.

(a) Except as otherwise provided in Sections 7.2(b) and 7.2(c) below, BACs may be transferred only on the books of the Partnership. BACs shall be freely transferable, subject to
     Section 7.4(c) and subject to applicable federal and state securities laws and regulations, and the General Partners may prohibit any transfer which does not so comply or which the Managing General Partner, in its sole discretion, determines is not in the best interests of the Partnership. The Partnership shall recognize the transferee of a BAC as the BAC Holder on the Partnership's books and records as of (i) the close of business on the purchase date in the event evidence of the transfer is provided to the Partnership within two business days of the purchase date or (ii) in all other events, the date the Partnership receives evidence of the transfer. In order to record a trade on its books, the Partnership may require such evidence of transfer or assignment and authority of the transferor or assignor (including signature guarantees), and evidence of the transferee's suitability under state securities laws, as the Managing General Partner may determine.

(b) The Managing General Partner may appoint a Transfer Agent as registrar for the purpose of registering BACs and transfers of BACs. The Managing General Partner shall have the authority to charge a reasonable transfer fee for transfers of BACs. The amount of any such fee shall be determined by the Managing General Partner from time to time.

(c) The Partnership shall be entitled to treat the Record Holder as owner of any BACs and, accordingly, shall not be bound to recognize any equitable or other claim to or interest in such BACs on the part of any other Person, whether or not the Partnership or Transfer Agent shall have actual or other notice thereof, except as otherwise provided by law or any applicable rule, regulation, guideline or requirement of any national securities exchange on which the BACs are listed for trading. Without limiting the foregoing, when a Person (such as a broker, dealer, bank, trust company or clearing corporation, or an agent of any of the foregoing) is acting as a nominee, agent or in some other representative capacity of another Person in acquiring and/or holding BACs, as between the Partnership on the one hand and such other Persons on the other hand, such representative Person (a) shall be the BAC Holder of record and beneficially,
     (b) must become a BAC Holder in accordance with the terms, conditions and provisions hereof, and (c) shall be bound by this Agreement and shall have the obligations of a BAC Holder hereunder and as provided for herein.

Section 7.3    Voting by the Initial Limited Partner on Behalf of
               BAC Holders.

     The Initial Limited Partner hereby agrees that with respect to any matter on which a vote of the Limited Partners is taken or any other action of the Limited Partners is required or permitted, it shall vote a Limited Partnership Interest or take such action (other than solely administrative actions as to which the Initial Limited Partner has no discretion) only for the sole benefit of, and in accordance with the written instructions of, the BAC Holder to which such Limited Partnership Interest is assigned. The Initial Limited Partner shall provide Notice to the BAC Holders containing information regarding any matters to be voted upon or as to which any other action is requested or proposed sufficiently in advance of the date of the vote action for which instructions are requested to permit such BAC Holders to provide written instructions and shall otherwise establish reasonable procedures for any such request for instructions.

Section 7.4    Restrictions on Assignments of Partnership
               Interests of Limited Partners Other Than the Initial Limited Partner.

(a) A Limited Partner other than the Initial Limited Partner may assign his Partnership Interests by a duly executed written instrument of assignment, the terms of which meet the requirements of Section 7.5(b) and the conditions imposed by
     Section 7.5(d) and in all other respects are not in contravention of any of the provisions of the Agreement. Any attempted sale, assignment, pledge, transfer or exchange in contravention of the provisions of Sections 7.4(b) and 7.4(c) shall be void and ineffectual and shall not be recognized by the Partnership. Within 30 days of any assignment of a beneficial interest in Partnership Interests which occurs without a transfer of record ownership of such Partnership Interests pursuant to Section 7.5(d), the assignor shall give Notice of such assignment to the Managing General Partner, which Notice shall contain an instrument of assignment which meets the requirements set forth in Section 7.5(b). Notwithstanding anything to the contrary contained in this Section 7.4, the provisions of this Section 7.4 shall not apply to the transfer and assignment of Partnership Interests by the Initial Limited Partner to OTEF I and the BAC Holders in accordance with Section 11.1(a).

(b)  Notwithstanding the provisions of Section 7.4(a), no Limited
     Partner other than the Initial Limited Partner may sell, assign, pledge, transfer or exchange any Partnership Interests:

     (i) if in the judgment of the Managing General Partner, acting in reliance on an opinion from counsel for the assignor or assignee, acceptable to the Managing General Partner, or on advice from Counsel to the Partnership, as the Managing General Partner may deem necessary in the circumstances, such assignment, pledge, transfer or exchange would be in violation of any applicable federal or state securities laws (including any investor suitability standards); and

     (ii) unless the transfer fee of $150 (or such other amount as the Managing General Partner may require from time to time) has been paid by the Limited Partner to the Managing General Partner.

(c) Notwithstanding the provisions of Section 7.4(a), if any sale, assignment, pledge, transfer or exchange of a Partnership Interest by a Limited Partner, other than the Initial Limited Partner, or of a BAC may result, when considered with all other sales, assignments, transfers and exchanges of Partnership Interests and BACs within the previous 12 months, in the Partnership being considered to have been terminated within the meaning of Section 708 of the Code, which termination would, in the judgment of the Managing General Partner, following receipt of advice from Counsel, have tax consequences that are materially adverse to the interests of the Limited Partners or BAC Holders, then in such event the sale, assignment, pledge, transfer or exchange may be deferred by the Managing General Partner. The seller, assignor, pledgor, transferor or exchanger shall be notified of such deferral, and any transaction deferred pursuant to this provision shall be effected (in chronological order to the extent practicable) as of the first day of the next succeeding period as of which such transaction can be effected without either premature termination of the Partnership for tax purposes or any adverse effects from such premature termination, as the case may be. In the event transactions are suspended for the foregoing reasons, the Managing General Partner shall give written notice of such suspension as soon as practical to all Limited Partners and BAC Holders.

Section 7.5    Assignees of Limited Partners Other Than the
               Initial Limited Partner; Substitute Limited Partners.

(a)  If a Limited Partner (other than the Initial Limited
     Partner) dies, his executor, administrator or trustee, or, if he is adjudicated incompetent, his committee, guardian or conservator, or, if he becomes Bankrupt, the trustee or receiver of his estate, shall have all the rights of a Limited Partner for the purpose of settling or managing his estate and such power as the deceased or incompetent Limited Partner possessed to assign all or any part of his Partnership Interests and to join with the assignee thereof in satisfying conditions precedent to such assignee becoming a Substitute Limited Partner. The death, dissolution, adjudication of incompetency or Bankruptcy of a Limited Partner shall not dissolve the Partnership.

(b) The Partnership need not recognize for any purpose any assignment of all or any portion of the Partnership Interests of a Limited Partner (other than the Initial Limited Partner) unless he shall have submitted to the Partnership for recording on the Partnership's books a duly executed and acknowledged counterpart of the instrument making such assignment on the form provided by the Managing General Partner, and such instrument evidences the written acceptance by the assignee of all of the terms and provisions of the Agreement, represents that such assignment was made in accordance with all applicable laws and regulations (including investor suitability requirements), and in all other respects is satisfactory in form and substance to the Managing General Partner. Except as provided in Section 4.6, assignees of Partnership Interests shall be recognized by the Partnership as of the first day of the month following the month during which the Partnership receives the instrument of assignment and other documentation described in this Section 7.5(b) and the transfer fee referred to in Section 7.4(b)(ii).

(c) Any Limited Partner who shall assign all his Partnership Interests shall remain a Limited Partner of the Partnership, unless and until a Substitute Limited Partner is admitted to the Partnership in his stead. The rights of an assignee (other than an assignee of the Initial Limited Partner) of all of the assignor's Partnership Interests who does not become a Substitute Limited Partner shall be limited to receipt of his share of Cash Flow, Residual Proceeds, Liquidation Proceeds and Profits and Losses as determined under Article IV.

(d) An assignee of Partnership Interests (other than an assignee of the Initial Limited Partner) may become a Substitute Limited Partner only if the following conditions as well as the conditions set forth in Sections 7.4(b) and 7.4(c) are met prior to the end of any calendar quarter:

     (i) the assignee delivers to the Partnership an assignment instrument setting forth the intent of the assignor that the assignee succeed to the assignor's Partnership Interest as a Substitute Limited Partner in his place and which, in all other respects, meets the requirements of Section 7.5(b);

     (ii) the assignee has fulfilled the requirements of Sections
          14.2(a) and 14.2(c);

    (iii) the assignee has paid the transfer fee referred to in
          Section 7.4(b)(ii) and has reimbursed the Partnership for its reasonable legal fees and recording costs incurred in connection with his substitution as a Limited Partner; and

     (iv) the Managing General Partner has consented to such substitution, which consent may be granted or withheld by the Managing General Partner in its sole discretion.

     The transaction shall be effective within 20 days immediately following the end of the calendar quarter during which all of the foregoing requirements have been met.


(e) An assignee of Partnership Interests (other than an assignee of the Initial Limited Partner) who does not become a Substitute Limited Partner and who desires to make a further assignment of his Partnership Interests shall be subject to all the provisions of Article VII to the same extent and in the same manner as a Limited Partner (other that the Initial Limited Partner) desiring to make an assignment of Partnership Interests.

(f)  Notwithstanding anything to the contrary contained in this
     Section 7.5, the provisions of this Section 7.5 shall not apply to the transfer and assignment of Partnership Interests by the Initial Limited Partner to OTEF I and the BAC Holders in accordance with Section 11.1(a).

Section 7.6    Joint Ownership of Interests.

(a) Subject to the other provisions of the Agreement, Partnership Interests or BACs may be acquired by two or more individuals, who shall, at the time they acquire such Partnership Interests or BACs, indicate to the Partnership whether the Partnership Interests or BACs are being held by them as joint tenants with the right of survivorship, as tenants-in-common or as community property. In the absence of any such designation, they shall be presumed to hold such Partnership Interests or BACs as tenants-in-common. Upon the death of one owner of Partnership Interests or BACs held as joint tenants, the Partnership Interest or BACs shall become owned solely by the survivor as a Limited Partner or BAC Holder and not as an assignee. The Partnership need not recognize the death of one of the owners of Partnership Interests or BACs held by two or more individuals until it shall have received Notice of such death. Any Consent of the Limited Partners or BAC Holders shall require the action or vote of all owners of any such jointly hold Partnership Interests or BACs.

(b) Upon Notice to the Managing General Partner from all owners of any jointly held Partnership Interests or BACs and the submission of such documentation as may be required, the Managing General Partner shall (unless otherwise instructed by the owners) cause the Partnership Interests or BACs to be divided into two or more equal Partnership Interests or BACs, which shall thereafter be owned separately by each of the former owners; provided, however, that no fractional BACs shall be issued.

Section 7.7    Conversion of Affiliated BAC Holder to BAC Holder.

     In the event that a General Partner or an Affiliate of a General Partner acquires all or any portion of the Affiliated BACs, such Affiliated BAC Holder shall have the right at any time to exchange all or any portion of its interest in the Affiliated BACs for BACs, provided that (i) the value of any BACs issued to such Affiliated BAC Holder shall be not more than the value of the Affiliated BACs offered in exchange for the BACs, as determined by a written opinion of the Independent Real Estate Consultant, and (ii) the Partnership shall receive an opinion of Counsel that such exchange will not have any tax consequences that are materially adverse to the interests of the Partnership and the BAC Holders.


                          ARTICLE VIII

         DISSOLUTION AND LIQUIDATION OF THE PARTNERSHIP

Section 8.1    Events Causing Dissolution.

(a) The Partnership shall dissolve upon the happening of any of the following events:

     (i) the Bankruptcy, dissolution, withdrawal or removal of a General Partner (other than the substitution of a General Partner pursuant to Section 6.1), unless the remaining General Partner(s) elect to continue the business of the Partnership; or, if such General Partner is at the time the sole General Partner, unless, within 90 days after the Bankruptcy, dissolution, withdrawal or removal of such General Partner, all the Limited Partners agree in writing to continue the business of the Partnership and to the appointment (effective as of the date of Bankruptcy, dissolution, withdrawal or removal) of one or more additional General Partners meeting the requirements of Section 6.2;

     (ii) the passage of 90 days after the Sale or Repayment of all the Mortgage Revenue Bonds owned by the Partnership;

    (iii) the vote by the Limited Partners (including the Initial
          Limited Partner voting on behalf of the BAC Holders) to dissolve the Partnership pursuant to Section 10.2(a)(iv);

     (iv) the expiration of the term of the Partnership specified in
          Section 2.4; or

     (v) any other event causing the dissolution of the Partnership under the laws of the State of Maryland.

(b) Dissolution of the Partnership shall be effective on the day on which the event occurs giving rise to the dissolution, but the Partnership shall not terminate until a Certificate of Cancellation has been filed with the State of Maryland Department of Assessments and Taxation and the assets of the Partnership shall have been distributed as provided in Section 8.2. Notwithstanding the dissolution of the Partnership, prior to the termination of the Partnership the business of the Partnership and the affairs of the Partners and BAC Holders shall continue to be governed by the Agreement.

Section 8.2    Liquidation.

(a) Upon dissolution of the Partnership, the Liquidator may elect to either (i) liquidate the assets of the Partnership and apply and distribute the proceeds thereof as contemplated by this
     Section 8.2, or (ii) make an in-kind distribution of part or all of the assets of the Partnership pursuant to the provisions of this Section 8.2. In addition, the Liquidator shall cause the cancellation of the Partnership's Certificate in accordance with the Act and shall take all other appropriate action with respect to the Partnership's dissolution as may be required under the laws of all other jurisdictions where the Partnership may have been doing business.

(b) If the Liquidator shall determine that a sale of part or all of the Partnership's assets is appropriate, but that an immediate sale would cause undue loss to the Partners, the Liquidator may, after having given Notice to all the Partners, and, to the extent not then prohibited by any applicable law, defer for a reasonable time the liquidation of any assets of the Partnership except those necessary to satisfy the Partnership's debts and obligations.

(c) After payment of the expenses of effecting the liquidation of the Partnership and the debts and liabilities owing to creditors of the Partnership (except the repayment of any loans to the Partnership from the General Partners or their Affiliates), the Liquidator shall set aside as a reserve such amount as it deems reasonably necessary for any contingent or unforeseen liabilities or obligations of the Partnership. Said reserve may be paid over by the Liquidator to a bank, to be held in escrow for the purpose of paying any such contingent or unforeseen liabilities or obligations, and, at the expiration of such period as the Liquidator may deem advisable, the amount in such reserve shall be distributed to the Partners and BAC Holders in the manner set forth in Section 4.2(b). Such reserve may be invested by the holder thereof as directed by the Liquidator.


                           ARTICLE IX

                 BOOKS AND RECORDS, ACCOUNTING,
                     REPORTS, TAX ELECTIONS

Section 9.1    Books and Records.

(a) The books and records of the Partnership shall be maintained at the principal office of the Partnership.

(b) Subject to any reasonable standards that may be established from time to time by the Managing General Partner, one or more Partners or BAC Holders who own in the aggregate at least a five percent (5%) Partnership Interest or their duly authorized representative shall be entitled to copy or to have copies made of the following records, provided that a request is made to the Managing General Partner in writing, such copies are being requested for any proper purpose, and the reasonable costs of fulfilling such request, including copying expenses, shall be paid by the Partner or BAC Holder making such request:

     (i) true and full information regarding the state of the business and financial condition of the Partnership;

     (ii) a copy of the Agreement and Certificate and all amendments thereto; and

    (iii) other information regarding the affairs of the Partnership as is just and reasonable for any purpose reasonably related to the Partner or BAC Holder's interest in the Partnership.

(c) Subject to any reasonable standards that may be established from time to time by the Managing General Partner, one or more Partners or BAC Holders who own in the aggregate at least a five percent (5%) Partnership Interest or their duly authorized representative shall be entitled to copy or have copies made of the following records, provided that a request is made to the Managing General Partner in writing, such copies are being requested for any proper purpose, and the reasonable costs of fulfilling such request, including copying expenses, shall be paid by the Partner or BAC Holder making such request:

     (i) a current list of the full name and last known home or business address of each Partner and BAC Holder; and

     (ii) promptly after becoming available, a copy of the Partnership's federal, state and local income tax returns for each year.

Section 9.2    Accounting Basis and Fiscal Year.

     The books of the Partnership initially shall be kept on the accrual method. The books and records of the Partnership shall be maintained in accordance with either generally accepted accounting principles or the income tax accounting method used by the Partnership, as the Managing General Partner may determine. The fiscal year of the Partnership shall be the calendar year.

Section 9.3    Bank Accounts.

     The bank accounts of the Partnership shall be maintained in such banking institutions as the Managing General Partner shall determine. All deposits and other funds not immediately needed in the operation of the business may be invested as provided in
Section 5.2(a)(xvi). The funds of the Partnership shall not be commingled with the funds of any other Person.

Section 9.4    Reports.

(a) Within 60 days after the end of each of the first three quarters of each calendar year, the Managing General Partner shall send to each Person who was a Limited Partner or a BAC Holder at any time during such quarter (i) a balance sheet for such quarter (which need not be audited), (ii) a profit and loss statement for such quarter (which need not be audited), (iii) a cash flow statement for such quarter to the extent it differs from the profit and loss statement (which need not be audited) and (iv) a brief report of the activities of the Partnership during such quarter, including information as to the occurrence of any Sale or Repayment and the tax consequences of such event to the Limited Partners and BAC Holders.

(b) Within 90 days following the end of each calendar year, the Managing General Partner shall send to each Person who was a Limited Partner or BAC Holder at any time during the year then ended such tax information as shall be necessary for the preparation by such Limited Partner and BAC Holder of his federal income tax return.

(c) Within 150 days after the end of each calendar year, the Managing General Partner shall send to each Person who was a Limited Partner or BAC Holder at any time during the fiscal year then ended (i) a balance sheet of the Partnership as of the end of such year and statements of income, changes in Partners' and BAC Holders' capital and changes in financial position of the Partnership for such year, all of which shall be prepared in accordance with generally accepted accounting principles and accompanied by a report of the Accountants containing an opinion of the Accountants; (ii) a statement of cash flow for such year (which need not be audited); (iii) a statement (which need not be audited) showing cash distributions to the Limited Partners and the BAC Holders at any time during such year for such year, which statement shall identify cash distributions from (A) Cash Flow arising out of Partnership operations during the year, (B) Cash Flow arising out of Partnership operations during prior years,
     (C) Residual Proceeds and (D) Working Capital Reserve; (iv) a report of the activities of the Partnership during such year; and
     (v) a complete statement (which need not be audited) of the fees, compensation, cash distributions and expense reimbursements paid by the Partnership to the General Partners and their Affiliates during the year. The annual report of the Partnership shall include a breakdown of the amounts actually reimbursed to the General Partners or their Affiliates.

(d) The Managing General Partner shall file or cause to be filed with the Securities and Exchange Commission all reports that the Partnership is required to file under the Securities Act of 1934.

Section 9.5    Section 754 Elections.

     Subject to the provisions of Section 4.10 hereof, in the event of a transfer of all or any part of the Partnership Interest of a Limited Partner or BAC Holder, the Managing General Partner shall have the authority to elect to adjust the basis of the Partnership property pursuant to Section 754 of the Code (or any corresponding provision of succeeding law).

Section 9.6    Designation of Tax Matters Partner.

     The Managing General Partner is hereby authorized to designate itself as Tax Matters Partner of the Partnership, as provided in regulations pursuant to Section 6231 of the Code. Each Partner, by the execution of this Agreement, and each BAC Holder, by acceptance of his BACs, consents to such designation of the Tax Matters Partner and agrees to execute, certify, acknowledge, deliver, swear to, file and record at the appropriate public offices such documents as may be necessary or appropriate to evidence such consent.

Section 9.7    Duties of Tax Matters Partner.

(a) To the extent and in the manner provided by applicable law and regulations, the Tax Matters Partner shall furnish the name, address, Partnership Interest and taxpayer identification number of each Partner, including any Substitute Limited Partner, to the Secretary of the Treasury or his delegate (the "Secretary").

(b) To the extent and in the manner provided by applicable law and regulations, the Tax Matters Partner shall keep each Partner and BAC Holder informed of the administrative and judicial proceedings for the adjustment at the Partnership level of any item required to be taken into account by a Partner or BAC Holder for income tax purposes (such administrative proceeding referred to hereinafter as a "tax audit" and such judicial proceeding referred to hereinafter as "judicial review").

(c) If the Tax Matters Partner, on behalf of the Partnership, receives a notice with respect to a tax audit from the Secretary, the Tax Matters Partner shall, within 30 days of receiving such notice, send a copy of such notice to all Partners who owned Partnership Interests and all BAC Holders who owned BACs during the taxable year to which the notice relates.

(d) The Tax Matters Partner shall cooperate with and monitor the Internal Revenue Service in any audit that the Internal Revenue Service may conduct of the books and records of the Partnership and information or other returns filed by the Partnership for federal income tax purposes.

Section 9.8    Authority of Tax Matters Partner.

     The Tax Matters Partner is hereby authorized, but not required:

(a) to prepare and file protests or other appropriate responses to any tax audit;

(b)  to enter into any settlement with the Internal Revenue
     Service or the Secretary with respect to any tax audit or judicial review, in which agreement the Tax Matters Partner may expressly state that such agreement shall bind the other Partners and the BAC Holders, except that such settlement agreement shall not bind any Partner or BAC Holder who (within the time prescribed pursuant to the Code and regulations thereunder) files a statement with the Secretary providing that the Tax Matters Partner shall not have the authority to enter into a settlement agreement on behalf of such Partner or BAC Holder;

(c) in the event that a notice of a final administrative adjustment at the Partnership level of any item required to be taken into account by a Partner or BAC Holder for tax purposes (a "final adjustment") is mailed to the Tax Matters Partner, to seek judicial review of such final adjustment, including the filing of a petition for readjustment with the Tax Court, the District Court of the United States for the district in which the Partnership's principal place of business is located, or the United States Claims Court;

(d) to intervene in any action brought by any other Partner or BAC Holder for judicial review of a final adjustment;

(e) to file a request for an administrative adjustment with the Secretary at any time and, if any part of such request is not allowed by the Secretary, to file a petition for judicial review with respect to such request;

(f) to enter into an agreement with the Internal Revenue Service to extend the period for assessing any tax which is attributable to any item required to be taken into account by a Partner or BAC Holder for tax purposes, or an item affected by such item; and

(g)  to take any other action on behalf of the Partners, BAC
     Holders or the Partnership in connection with any administrative or judicial tax proceeding to the extent permitted by applicable law or regulations.

Section 9.9    Expenses of Tax Matters Partner.

     The Partnership shall indemnify and reimburse the Tax Matters Partner for all expenses, including legal and accounting fees, claims, liabilities, losses and damages as and when incurred in connection with any administrative or judicial proceeding with respect to the tax liability of the Partners or the BAC Holders. The payment of all such expenses shall be made before any distributions are made from Cash Flow or the Working Capital Reserve. Neither the General Partners, nor any Affiliate of the General Partners, nor any other Person shall have any obligation to provide funds for such purpose. The taking of any action and the incurring of any expense by the Tax Matters Partner in connection with any such proceeding, except to the extent required by law, is a matter within the sole discretion of the Tax Matters Partner and the provisions on limitations of liability of General Partners and indemnification set forth in
Section 5.8 of this Agreement shall be fully applicable to the Tax Matters Partner in its capacity as such.


                            ARTICLE X

         MEETINGS AND VOTING RIGHTS OF LIMITED PARTNERS

Section 10.1   Meetings; Action of Limited Partners.

(a) Any action required or permitted to be taken by the Limited Partners (including the Initial Limited Partner acting on behalf of the BAC Holders) must be effected at a meeting called in accordance with subsection (b) below and may not be effected by any written consent other than a written Consent at such a meeting; provided, however, that the requirement that such actions must be effected at a meeting may be waived with respect to one or more of such actions if such waiver is approved (i) by the Managing General Partner and (ii) by the affirmative vote (which vote itself may be effected by written Consent) of a majority in interest (or such greater percentage as is then required under the Act) of the Limited Partners (including the Initial Limited Partner acting on behalf of the BAC Holders).

(b) Meetings of the Limited Partners and the BAC Holders for any purpose may be called by the Managing General Partner at any time and shall be called by the Managing General Partner within 30 days after receipt of a written request for such a meeting signed by 20% or more in interest of the Limited Partners (including the Initial Limited Partner acting on behalf of the BAC Holders).
     Any such request shall state the purpose of the proposed meeting and the matters proposed to be acted upon at such meeting and no matter may be acted upon at the meeting other than as set forth in such request or as otherwise permitted by the Managing General Partner. Meetings shall be held at the principal office of the Partnership or at such other place as may be designated by the Managing General Partner.

(c) Notice of any meeting to be held pursuant to Section 10.1(b) shall be given not less than 15 days nor more than 60 days after receipt of a written request for such a meeting to each Limited Partner and BAC Holder at his record address, or at such other address which he may have furnished in writing to the Managing General Partner.

     Such Notice shall state the place, date and hour of the meeting and shall indicate that the Notice is being issued at the discretion of, or by, the Partner or Partners calling the meeting. The Notice shall state the purpose or purposes of the meeting. If a meeting is adjourned to another time or place, and if an announcement of the adjournment of time or place is made at the meeting, it shall not be necessary to give Notice of the adjourned meeting. The presence in person or by proxy of a majority in interest of the Limited Partners (including the Initial Limited Partner voting on behalf of the BAC Holders) shall constitute a quorum at all meetings of the Limited Partners and BAC Holders; provided, however, that if there be no such quorum, holders of a majority in interest of the Limited Partners (including the Initial Limited Partner voting on behalf of the BAC Holders) so present or so represented may adjourn the meeting from time to time without further Notice until a quorum shall have been obtained. No Notice of the time, place or purpose of any meeting of Limited Partners and BAC
     Holders need be given (i) to any Limited Partner or BAC Holder who attends in person or is represented by proxy, except for a Limited Partner or BAC Holder attending a meeting for the express purpose of objecting at the beginning of the meeting to the transaction of any business on the ground that the meeting is not lawfully called or convened, or (ii) to any Limited Partner or BAC Holder entitled to such Notice who, in writing, executed and filed with the records of the meeting, either before or after the time thereof, waives such Notice.

(d) For the purpose of determining the Limited Partners and BAC Holders entitled to vote on, or to vote at, any meeting of the Limited Partners and BAC Holders, or any adjournment thereof, the Managing General Partner may fix, in advance, a date as the record date of any such determination of Limited Partners and BAC Holders. Such date shall not be more than 75 days nor less than 30 days before any such meeting or submission of a matter to the Limited Partners or BAC Holders for a vote.

(e)  At each meeting of Limited Partners and BAC Holders, the
     Limited Partners and BAC Holders present or represented by proxy shall elect such officers and adopt such rules for the conduct of such meeting as they shall deem appropriate.

Section 10.2   Rights of Limited Partners and BAC Holders.

(a) Subject to Section 10.3, the Limited Partners (including the Initial Limited Partner acting on behalf of the BAC Holders) may take the following actions with the approval of a majority in interest or two thirds in interest (or such greater percentage as is then required under the Act), as set forth below:

     (i)  the approval of two-thirds in interest of the Limited
          Partners is required for:

          (A) the sale or other disposition of all or substantially all of the assets of the Partnership (except for any sale of any property or asset securing a Mortgage Revenue Bond) at any one time in the circumstances provided in Section 5.4(c), unless the Partnership obtains a written opinion of the Independent Real Estate Consultant with respect to such sale or other disposition in accordance with Section 5.10(a)(ix), in which case no such approval shall be required;

          (B) the following amendments to the Agreement: (A) amendments to this Section 10.2 and (B) amendments that authorize the payment of additional fees to the Managing General Partner, its Affiliates or their respective successors and assigns that are not authorized by the Agreement, or amendments that modify in a manner not otherwise permitted by the Agreement any of the provisions regarding fees payable by the Partnership to the Managing General Partner or its Affiliates;

          (C) removal of any General Partner (in which case they shall provide the removed General Partner with Notice thereof, which Notice shall set forth the date upon which such removal is to become effective) and, if such General Partner was the sole remaining General Partner, the election of a replacement therefor;

          (D)  dissolution of the Partnership; and

          (E) any other matters that are required to be submitted to a vote of the OTEF II BAC Holders pursuant to this Agreement, for which the required vote is not otherwise specified (other than amendments to this Agreement not specified in item (B) above, which amendments shall require the approval of a majority in interest of the Limited Partners pursuant to item (ii)(D) of this Section 10.2(a)).

     (ii) the approval of a majority in interest of the Limited
          Partners is required for:

          (A) the acquisition of control of any Management Entity, or of Management Assets of any Management Entity that is an Affiliate of the Managing General Partner, unless any such acquisition is incidental to the acquisition by the Partnership of any Additional Mortgage Revenue Bonds or Other Assets, or is incidental to the acquisition of any entity the principal assets of which are Mortgage Revenue Bonds or Other Assets (and which is not itself a Management Entity);

          (B) the provision by the Partnership of or the engagement of the Partnership in Management Services (other than those services provided by the Partnership in the ordinary course of its business on and after June 25, 1995) with respect to any of the Mortgage Revenue Bonds or with respect to any of the Mortgaged Properties, unless the Partnership obtains an opinion of the Independent Real Estate Consultant in accordance with Section 5.10(a)(xv);

          (C) the termination of any contract for Management Services provided to the Partnership by the Managing General Partner or its Affiliates; and

          (D) amendments to this Agreement other than the amendments described in subsection (i)(B) of this Section 10.2(a), which amendments shall require the approval of two-thirds in interest of the Limited Partners.

    (iii) Notwithstanding (i) and (ii) above, in no event may the Agreement be amended: (A) in any manner that allows the Limited Partners or BAC Holders to take part in the control of the Partnership's business; (B) without the Consent of each Partner or BAC Holder affected thereby, to enlarge the obligations of any Partner or BAC Holder under the Agreement, modify the order of distributions of Cash Flow, Residual Proceeds or Liquidation Proceeds or allocations of Profits and Losses, or modify the method of determining distributions of Cash Flow, Residual Proceeds or Liquidation Proceeds and allocations of Profits and Losses, except that, the General Partners may so amend the Agreement without the Consent of the Limited Partners or BAC Holders to reflect an issuance of additional limited partnership interests, BACs or other securities as provided in Section 14.2(b)(v); or (C) without the consent of all BAC Holders, to modify Section 2.3 of the Agreement.

(b)  A Limited Partner or a BAC Holder, through the Initial
     Limited Partner, shall be entitled to vote at a meeting, in person, by written proxy or by a signed writing directing the manner in which he desires that his vote be cast, which writing must be received by the Managing General Partner prior to such meeting. Every proxy must be signed by the Limited Partner or BAC Holder or his attorney-in-fact. No proxy shall be valid after the expiration of 12 months from the date thereof unless otherwise provided in the proxy. Every proxy shall be revocable at the pleasure of the Limited Partner or BAC Holder executing it. Only the votes of Limited Partners and BAC Holders of record on the Notice date, whether at a meeting or otherwise, shall be counted. The laws of the State of Maryland pertaining to the validity and use of corporate proxies shall govern the validity and use of proxies given by the Limited Partners and BAC Holders.

(c)  Each Limited Partner, including each Additional Limited
     Partner, each Substitute Limited Partner and each BAC Holder who is admitted as a Partner pursuant to Section 11.3, by the execution of this Agreement, agrees that

     (i) Any BACs purchased or redeemed by the Partnership shall, to the extent permissible under law and to the extent the Partnership holds the right to vote such BACs, be voted in the same proportion as all other BACs for so long as the Partnership holds such BACs; and

     (ii) Any BACs acquired by any Person pursuant to any compensation, option or incentive plan established by the Partnership shall be voted, until such time, if any, that such BACs are sold or transferred to an unaffiliated Person in an arms-length transaction, in the same proportion as all other BACs on any matter that requires the Consent of greater than a majority in interest of the Limited Partners (including the Initial
          Limited Partner acting on behalf of the BAC Holders) and any matter described in Section 10.2(a)(v).

Section 10.3   Conditions to Exercise of Voting Rights by Limited
               Partners and BAC Holders.

     The voting rights of the Limited Partners and BAC Holders set forth in Sections 10.2(a) and (b) may be exercised unless (A) the Partnership has received an opinion of Counsel, which Counsel is satisfactory to two-thirds in interest of the Limited Partners (including the Initial Limited Partner acting on behalf of the BAC Holders), that it is more likely than not that (i) the exercise of such voting rights is not authorized under the provisions of this Agreement and under the provisions of the Act;
(ii) the exercise of such voting rights will impair the limited liability of the Limited Partners and BAC Holders under the Act or other laws of the State of Maryland or (iii) the exercise of such voting rights will adversely affect the Partnership's classification as a partnership for federal income tax purposes or (B) a court having jurisdiction over the matter enters a judgment, not subject to further appeal, or the Internal Revenue Service issues a ruling, to such effect. For purposes of this
Section 10.3, Counsel shall be deemed satisfactory to the Limited Partners and BAC Holders if proposed by the Managing General Partner and not disapproved in writing within 30 days by two-thirds in interest of the Limited Partners (including the Initial Limited Partner acting on behalf of the BAC Holders).

Section 10.4   No Management Authority.

     No Limited Partner or BAC Holder shall take part in the management or control of the business of the Partnership or transact any business in the name of the Partnership. No Limited Partner or BAC Holder shall have the power or authority to bind the Partnership or to sign any agreement or document in the name of the Partnership. No Limited Partner or BAC Holder shall have any power or authority with respect to the Partnership except insofar as the Consent of the Limited Partners and the BAC Holders shall be expressly required under the provisions of this Agreement.

Section 10.5   Other Activities.

     The Limited Partners and the BAC Holders may engage in or possess interests in other business ventures of every kind and description for their own accounts, including without limitation serving as general or limited partners of other partnerships which own, either directly or through interests in other partnerships, mortgage-backed bonds similar to the Mortgage Revenue Bonds. Neither the Partnership nor any of the Partners or BAC Holders shall have any rights by virtue of this Agreement in or to such business ventures or to the income or profits derived therefrom.

                           ARTICLE XI

             ASSIGNMENT OF PARTNERSHIP INTERESTS TO
              BAC HOLDERS AND RIGHTS OF BAC HOLDERS


Section 11.1   Assignment of Partnership Interests to BAC
               Holders.

(a) The Initial Limited Partner, by the execution of this Agreement, (i) acknowledges its prior irrevocable assignment to OTEF I of all of the Initial Limited Partner's rights and interest in and to the number of Units of Limited Partnership Interest held by the Initial Limited Partner equal to the number of BAC Holder Units issued to OTEF I in accordance with Section 3.3(a) hereof as of the time the OTEF I Mortgage Revenue Bonds were assigned and transferred to the Partnership, and (ii) irrevocably assigns to each purchaser of BACs all of the Initial Limited Partner's rights and interest in and to the number of Units of Limited Partnership Interest held by the Initial Limited Partner which is equal to the number of BAC Holder Units purchased by each such purchaser in accordance with Section 3.3(b) hereof as of the related Investment Date. The rights and interest so transferred and assigned shall include, without limitation, the following:

     (i)  all rights to receive distributions of Cash Flow pursuant to
          Section 4.1;

     (ii) all rights to receive Residual Proceeds pursuant to Section
          4.2;

    (iii) all rights in respect of allocations of Profits and Losses pursuant to Section 4.3;

     (iv) all rights in respect of allocations of Profits and Losses pursuant to Section 4.4;

      (v) all rights to receive any proceeds of liquidation of the Partnership pursuant to Sections 4.2 and 8.2;

     (vi) all rights to inspect books and records and to receive reports pursuant to Article IX; and

    (vii) all rights which Limited Partners have, or may have in the future, under the Act, except as otherwise provided herein.

(b) The General Partners, by the execution of this Agreement, irrevocably consent to and acknowledge that (i) the foregoing assignment pursuant to Section 11.1(a) by the Initial Limited
     Partner to the BAC Holders of the Initial Limited Partner's rights and interest in the Limited Partnership Interests is effective, and (ii) the BAC Holders are intended to be third-party beneficiaries of all rights and privileges of the Initial Limited Partner in respect of the Limited Partnership Interests. The General Partners covenant and agree that, in accordance with the foregoing transfer and assignment, all the Initial Limited Partner's rights and privileges in respect of Limited Partnership Interests may be exercised by the BAC Holders, including, without limitation, those listed in Section 11.1(a).

(c) The Initial Limited Partner may be reimbursed by the Partnership for any costs incurred by it in connection with the assignment of its Limited Partnership Interests to the extent such costs are not paid by the owners of the Mortgaged Properties; provided, however, that such reimbursement shall be subject to the limitations set forth in Section 5.3 with respect to reimbursements to the General Partner.

Section 11.2   Rights of BAC Holders.

(a) Limited Partners and BAC Holders shall share pari passu on the basis of one Unit of Limited Partnership Interest for one BAC Holder Unit, and shall be considered as a single class with respect to all rights to receive distributions of Cash Flow, Residual Proceeds, Liquidation Proceeds, allocations of Profits and Losses, and other determinations of allocations and distributions pursuant to this Agreement.

(b) Limited Partners (including the Initial Limited Partner voting the Interests of the BAC Holders at their direction) shall vote on all matters in respect of which they are entitled to vote (either in person or by proxy), as a single class with each BAC entitled to one vote through the Initial Limited Partner.

(c) A BAC Holder may bring a derivative action on behalf of the Partnership to the same extent as a Limited Partner has such right under Maryland law.

Section 11.3   Admission of BAC Holders as Limited Partners.

     Any BAC Holder who desires to be admitted to the Partnership as a Limited Partner may do so by delivering to the Partnership, prior to December 31 of any year, an executed subscription agreement and admission application (which are available upon request from the General Partners), obtaining the written consent of the General Partners (which consent shall not be unreasonably withheld), fulfilling the requirements of Section 14.2(a), and paying a fee of $150 per transaction (or such other amount as the Managing General Partner may require from time to time), plus legal fees and recording costs relating to the admission. The admission of a BAC Holder or a Limited Partner shall be effective within 20 days immediately following the end of the calendar quarter during which all of the foregoing requirements have been met. This Agreement shall be amended as necessary to recognize the admission of such persons an Limited Partners of the Partnership and the proportionate reduction in the Limited Partnership Interest of the Initial Limited Partner. BAC Holders who are admitted as Limited Partners shall receive one Limited Partnership Interest for each BAC they held and shall not have the right thereafter to exchange their Limited Partnership Interests for BACs. BACs held by BAC Holders which have been admitted as Limited Partners shall be canceled and shall not be reissued.

Section 11.4   Preservation of Tax Status.

     With the Consent of each BAC Holder so affected, the General Partners may at any time cause such BAC Holder to become a Limited Partner, and may take such other action with respect to the manner in which BACs or Partnership Interests are being or may be transferred or traded, as they may deem necessary or appropriate, in order to preserve the status of the Partnership as a partnership rather than an association taxable as a corporation for federal income tax purposes or to insure that BAC Holders shall be treated as limited partners for federal income tax purposes.


                           ARTICLE XII

                      BUSINESS COMBINATIONS

Section 12.1   Definitions.

     For purposes of this Agreement, the following definitions shall apply:

     "Associate," when used to indicate a relationship with any Person, means:

     (i) Any entity (other than the Partnership or a Subsidiary of the Partnership) of which such Person is an officer, director, member, or partner or is, directly or indirectly, the beneficial owner of 10% or more of any class of equity securities;

     (ii) Any trust or other estate in which such Person has a substantial beneficial interest or as to which such Person serves as trustee or in a similar fiduciary capacity; and

    (iii) Any relative or spouse of such Person, or any relative of such spouse, who has the same home as such Person or who is a director or officer of one of the General Partners or any of their Affiliates.

     "Beneficial owner," when used with respect to any BAC
Holder, means a Person:

(i) That, individually or with any of its Affiliates or Associates, beneficially owns BACs, directly or indirectly; or

(ii) That, individually or with any of its Affiliates or Associates, has (A) the right to acquire BACs (whether such right is exercisable immediately or only after the passage of time), pursuant to any agreement, arrangement or understanding or upon the exercise of conversion rights, exchange rights, warrants or options, or otherwise; or (B) the right to vote BACs pursuant to any agreement, arrangement or understanding; or

(iii)That has any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of BACs with any person that beneficially owns, or whose Affiliates or Associates beneficially own, directly or indirectly, such shares of BACs.

     "Business Combination," means:

(i) Unless the merger, consolidation or exchange of interests does not alter the contract rights of the BACs as expressly set forth in this Agreement or change or convert in whole or in part the outstanding BACs of the Partnership, any merger, consolidation or exchange of interests of the Partnership or any Subsidiary with (A) any Interested Party or (B) any other entity (whether or not itself an Interested Party) which is, or after the merger, consolidation or exchange of interests would be, an Affiliate of an Interested Party that was an Interested Party prior to the transaction;

(ii) Any sale, lease, transfer or other disposition, other than in the ordinary course of business, in one transaction or a series of transactions in any 12-month period, to any Interested Party or any Affiliate of any Interested Party (other than the Partnership or any of its Subsidiaries) of any assets of the Partnership or any Subsidiary having, measured at the time the transaction or transactions are approved by the Managing General Partner, an aggregate book value as of the end of the Partnership's most recently ended fiscal quarter of 10% or more of the total market value of the outstanding BACs or of its net worth as of the end of its most recently ended fiscal quarter;

(iii)The issuance or transfer by the Partnership or any Subsidiary, in one transaction or a series of transactions, of any BACs of the Partnership or any Subsidiary which have an aggregate market value of 5% or more of the total market value of the outstanding BACs of the Partnership to any Interested Party or any Affiliate of any Interested Party (other than the Partnership or any of its Subsidiaries) except pursuant to the exercise of warrants or rights to purchase securities offered pro rata to all BAC Holders or any other method affording substantially proportionate treatment to the BAC Holders and pursuant to severance or other benefit plans adopted by the Managing General Partner under Section 5.2(a)(x);

(iv) The adoption of any plan or proposal for the liquidation or dissolution of the Partnership in which anything other than cash will be received by an Interested
     Party or any Affiliate of any Interested Party;

(v)  Any reclassification of securities or
     recapitalization of the Partnership, or any merger, consolidation or exchange of interests of the Partnership with any of its Subsidiaries which has the effect, directly or indirectly, in one transaction or a series of transactions, of increasing by 5% or more of the total number of outstanding BACs, the proportionate amount of the outstanding BACs of the Partnership or the outstanding number of any class of equity securities of any Subsidiary which is directly or indirectly owned by any Interested Party or any Affiliate of any Interested Party; or

(vi) The receipt by any Interested Party or any Affiliate of any Interested Party (other than the Partnership or any of its Subsidiaries) of the benefit, directly or indirectly

     (except proportionately as a BAC Holder), of any loan, advance, guarantee, pledge or other financial assistance or any tax credit or other tax advantage provided by the Partnership or any of its Subsidiaries.

     "Fair Value" means:

(i) In the case of BACs, the highest closing sale price during the 30-day period immediately preceding the date in question of a BAC on the composite tape for New York Stock Exchange-listed stocks, or, if the BACs are not quoted on the composite tape, on the New York Stock Exchange, or, if the BACs are not listed on such Exchange, on the principal United States securities exchange registered under the Securities Exchange Act of 1934 on which the BACs are listed, or, if the BACs are not listed on any such exchange, the highest closing bid quotation with respect to a BAC during the 30-day period preceding the date in question on the National Association of Securities Dealers, Inc. automated quotations system or any system then in use, or, if no such quotations are available, the Fair Value on the date in question of a BAC as determined by the Managing General Partner in good faith; and

(ii) In the case of property other than cash or stock, the fair market value of such property on the date in question as determined by the Managing General Partner in good faith.

     "Interested Party," means any Person (other than the Partnership or any Subsidiary) that:

(i) Is the beneficial owner, directly or indirectly, of 10% or more of the outstanding BACs of the Partnership;
     or

(ii) Is an Affiliate or Associate of the Partnership and at any time within the two year period immediately prior to the date in question was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding BACs of the Partnership.

(iii)For the purpose of determining whether a Person is an Interested Party, the number of BACs deemed to be outstanding shall include BACs deemed beneficially owned by the Person but may not include any other BACs which may be issuable pursuant to any agreement, arrangement or understanding, or upon exercise of conversion rights, warrants or options, or otherwise.

     "Subsidiary" means:

(i) a corporation in which the Partnership owns at least a majority of the voting securities;

(ii) a partnership in which the Partnership owns at least a majority in interest of the limited partnership interests or of which a General Partner or an Affiliate of a General Partner is a general partner;

(iii)a joint venture of which the Partnership, a General Partner or an Affiliate of a General Partner is a joint venturer; or

(iv) a limited liability company in which the Partnership owns at least a majority in interest of the membership interests or of which a General Partner or an Affiliate of a General Partner is a manager.

Section 12.2   Business Combinations

(a) Unless an exemption under Section 12.3 applies, the Partnership may not engage in any Business Combination with any Interested Party or any Affiliate of the Interested Party for a period of five years following the most recent date on which the Interested Party became an Interested Party.

(b) Unless an exemption under Section 12.3 applies, in addition to any vote otherwise required by law or this Agreement, a Business Combination that is not prohibited by subsection (a) of this Section 12.2 shall be recommended by the Managing General Partner and approved by the affirmative vote of at least:

     (i) 80% in interest of the Limited Partners (including the Initial Limited Partner voting on behalf of the BAC Holders), voting together as a single voting group; and

     (ii) Two-thirds in interest of the Limited Partners (including the Initial Limited Partner voting on behalf of the BAC Holders, but excluding any votes cast by the Initial Limited Partner on behalf of the Interested Party who will, or whose Affiliate will, be a party to the Business Combination or by an Affiliate or Associate of the Interested Party), voting together as a single voting group.

Section 12.3   Exemptions.

          (a)  For purposes of this Section 12.3:

     "Announcement Date" means the first general public announcement of the proposal or intention to make a proposal of the Business Combination or its first communication generally to the BAC Holders, whichever is earlier;

     "Determination Date" means the most recent date on which the Interested Party became an Interested Party; and

     "Valuation Date" means:

     (i)  For a Business Combination voted upon by the Limited
          Partners, the latter of the day prior to the date of the vote or the day 20 days prior to the consummation of the Business Combination; and

     (ii) For a Business Combination not voted upon by the Limited Partners, the date of the consummation of the Business
          Combination.

(b) The vote required by Section 12.2 does not apply to a Business Combination if (1) the Business Combination shall have been approved by the Managing General Partner prior to the Determination Date or (2) each of the conditions in items (i) through (iii) below is met:

     (i) The aggregate amount of the cash and the Fair Value as of the Valuation Date of consideration other than cash to be received per BAC in such Business Combination is at least equal to the highest of the following:

          (A) The highest per BAC price (including any brokerage commissions, transfer taxes and soliciting dealers' fees) paid by the Interested Party for any BACs of the same class or series acquired by it within the five-year period immediately prior to the Announcement Date of the proposal of the Business Combination, plus an amount equal to interest compounded annually from the earliest date on which the highest per BAC acquisition price was paid through the Valuation Date at the rate for one-year United States Treasury obligations from time to time in effect, less the aggregate amount of any cash distributions paid and the Fair Value of any distributions paid in other than cash, per BAC from the earliest date through the Valuation Date, up to the amount of the interest; or

          (B) The highest per BAC price (including any brokerage commissions, transfer taxes and soliciting dealers' fees) paid by the Interested Party for any BACs of the same class or series acquired by it on, or within the 5-year period immediately before, the Determination Date, plus an amount equal to interest compounded annually from the earliest date on which the highest per BAC acquisition price was paid through the Valuation Date at the rate for one-year United States Treasury obligations from time to time in effect, less the aggregate amount of any cash distributions paid and the Fair Value of any distributions paid in other than cash, per BAC from the earliest date through the Valuation Date, up to the amount of the interest; or

          (C) The highest preferential amount per BAC to which the holders of BACs of such class or series are entitled in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Partnership (for purposes of this Section 12.3(b)(1)(C), the Limited Partners Preference Amount shall be considered a preferential amount to which BAC Holders are entitled upon any liquidation, dissolution or winding up of the Partnership); or

          (D) The Fair Value per BAC of the same class or series on the Announcement Date, plus an amount equal to interest compounded annually from that date through the Valuation Date at the rate for one-year United States Treasury obligations from time to time in effect, less than the aggregate amount of any cash distributions paid and the Fair Value of any distributions paid in other than cash, per BAC from that date through the Valuation Date, up to the amount of interest; or

          (E) The Fair Value per BAC of the same class or series on the Determination Date, plus an amount equal to interest compounded annually from that date through the Valuation Date at the rate for one-year United States Treasury obligations from time to time in effect, less the aggregate amount of any cash distributions paid and the Fair Value of any distributions paid in other than cash, per BAC from that date through the Valuation Date, up to the amount of the interest; or

          (F) The price per BAC equal to the Fair Value per BAC of the same class or series on the Announcement Date or on the Determination Date, whichever is higher, multiplied by the fraction of:

              (1) The highest per BAC price (including any brokerage commissions, transfer taxes and soliciting dealers' fees) paid by the Interested Party for any BACs of the same class or series acquired by it within the five-year period immediately prior to the Announcement Date, over

              (2) The Fair Value per BAC of the same class or series on the first day in such five-year period on which the Interested Party acquired any BACs.

     (ii) The consideration to be received by the BAC Holders is to be in cash or in the same form as the Interested Party has previously paid for BACs. If the Interested Party has paid for BACs with varying forms of consideration, the form of consideration for such BACs shall be either cash or the form used to acquire the largest number of BACs previously acquired by it.

    (iii) After the Determination Date and prior to the consummation of such Business Combination, the Interested Party did not become the beneficial owner of any additional BACs except as part of the transaction which resulted in such Interested Party becoming an Interested Party or by virtue of proportionate BAC splits or distributions.

(c)  The provisions of Section 12.2 do not apply to any Business
     Combination of the Partnership with an Interested Party that became an Interested Party inadvertently, if the Interested
     Party:

     (i) As soon as practicable (but not more than 10 days after the Interested Party knew or should have known it had become an Interested Party) divests itself of a sufficient amount of BACs so that it no longer is the beneficial owner, directly or indirectly, of 10% or more of the outstanding BACs of the Partnership; and

     (ii) Would not at any time with the five-year period preceding the Announcement Date with respect to the Business Combination have been an Interested Party except by inadvertence.


                          ARTICLE XIII

              VOTING RIGHTS OF CERTAIN CONTROL BACS

SECTION 13.1   Definitions.

     For purposes of this Article XIII, the following definitions shall apply:

     "Acquiring Person" means a person who makes or proposes to make a Control BAC Acquisition.

     "Associate," when used to indicate a relationship with any Person, means:

(a)  An "Associate" as defined in Section 12.1; or

(b)  A Person that:

     (1)  Directly or indirectly controls, or is
          controlled by, or is under common control with, the Person specified; or

     (2) Is acting or intends to act jointly or in concert with the Person specified.

     "Control BACs" means BACs that, except for this Article XIII, would, if aggregated with all other BACs (including BACs the acquisition of which is excluded from the definition "Control BAC Acquisition" below) owned by a Person or in respect of which that Person is entitled to exercise or direct the exercise of voting power, except solely by virtue of a revocable proxy, entitle that Person, directly or indirectly, to exercise or direct the exercise of the voting power of BACs within any of the following ranges of voting power:

(i) One-fifth or more, but less than one-third of all voting power;

(ii) One-third or more, but less than a majority of all voting power; or

(iii) A majority or more of all voting power.

Control BACs includes BACs only to the extent that the Acquiring Person, following the acquisition of the BACs, is entitled, directly or indirectly, to exercise or direct the exercise of voting power within any level of voting power set forth in this section for which approval has not been obtained previously under
Section 13.2.

     "Control BAC Acquisition" means the acquisition, directly or indirectly, by any Person, of ownership of, or the power to direct the exercise of voting power with respect to, issued and outstanding Control BACs. Control BAC Acquisition does not include the acquisition of BACs:

(iv) By OTEF I pursuant to Section 3.3(a);

(v)  Under the laws of descent and distribution;

(vi) Under the satisfaction of a pledge or other security interest created in good faith and not for the purpose of circumventing this Article XIII; or

(vii)Under a merger, consolidation or exchange of interests if the Partnership is a party to the merger, consolidation or exchange or interests.

Unless the acquisition entitles any Person, directly or indirectly, to exercise or direct the exercise of voting power in excess of the range of voting power previously authorized or attained under an acquisition that is exempt under items (i),
(ii) or (iii) of this definition, "Control BAC Acquisition" does not include the acquisition of BACs in good faith and not for the purpose of circumventing this Article XIII by or from any Person whose voting rights have previously been authorized by the Limited Partners in compliance with this Article XIII or any Person whose previous acquisition of BACs of the Partnership would have constituted a Control BAC Acquisition but for the exclusions in items (i) through (iii) of this definition.

     "Fair Value of the Control BACs" means the Fair Value as defined in Section 12.1.

     "Interested BACs" means BACs in respect of which an Acquiring Person is entitled to exercise or direct the exercise of the voting power of BACs.

Section 13.2   Voting Rights.

(a) Control BACs acquired in a Control BAC Acquisition have no voting rights except to the extent approved by the Limited Partners (including the Initial Limited Partner voting on behalf of the BAC Holders) at a meeting held under Section 13.4 by the affirmative vote of two-thirds in interest of the Limited Partners (including the Initial Limited Partner voting on behalf of the BAC Holders, but excluding any votes cast by the Initial Limited Partner with respect to Interested BACs).

(b)  For the purposes of Section 13.1:

     (i) BACs acquired within 90 days or BACs acquired under a plan to make a Control BAC Acquisition are considered to have been acquired in the same acquisition; and

     (ii) A Person may not be deemed to be entitled to exercise or direct the exercise of voting power with respect to BACs held for the benefit of others if the Person:

          (A) Is acting in the ordinary course of business, in good faith and not for the purpose of circumventing the provisions of this section; and

          (B) Is not entitled to exercise or to direct the exercise of the voting power of the BACs unless the Person first seeks to obtain the instruction of another Person.

Section 13.3   Acquiring Person Statement.

     Any Person who proposes to make or who has made a Control
BAC Acquisition may deliver an Acquiring Person statement to the Partnership at the Partnership's principal office. The Acquiring
Person statement shall set forth all of the following:

(a) The identity of the Acquiring Person and each other member of any group of which the Person is a part for purposes of determining control BACs;

(b) A statement that the Acquiring Person statement is given under this Article XIII;

(c) The number of BACs owned (directly or indirectly) by the Acquiring Person and each other member of any group;

(d) The applicable range of voting power as set forth in the definition of "Control BACs;" and

(e)  If the Control BAC Acquisition has not occurred:

     (i) A description in reasonable detail of the terms of the proposed Control BAC Acquisition; and

     (ii) Representations of the Acquiring Person, together with a statement in reasonable detail of the facts on which they are based, that:

          (1) The proposed Control BAC Acquisition, if consummated, will not be contrary to law; and

          (2)  The Acquiring Person has the financial
               capacity, through financing to be provided by the Acquiring Person and any additional specified sources of financing required under Section 13.5, to make the proposed Control BAC Acquisition.

Section 13.4   Special Meeting.

(a) Except as provided in Section 13.5, if the Acquiring Person requests, at the time of delivery of an Acquiring Person statement, and gives a written undertaking to pay the Partnership's expenses of a special meeting, except the expenses of opposing approval of the voting rights, within 10 days after the day on which the Partnership receives both the request and undertaking, the Managing General Partner shall call a special meeting of the Limited Partners and the BAC Holders for the purpose of considering the voting rights to be accorded the BACs acquired or to be acquired in the Control BAC Acquisition.

     (i)  The Managing General Partner may require the Acquiring
          Person to give a bond, with sufficient surety, to reasonably assure the Partnership that this undertaking will be satisfied.

     (ii) Unless the Acquiring Person agrees in writing to another date, the special meeting of BAC Holders shall be held within 50 days after the day on which the Partnership has received both the request and the undertaking.

    (iii) If the Acquiring Person makes a request in writing at the time of delivery of the Acquiring Person statement, the special meeting may not be held sooner than 30 days after the day on which the Partnership receives the Acquiring Person statement.

     (iv) If no request is made under subsection (a) of this Section
          13.4, the issue of the voting rights to be accorded the BACs acquired in the Control BAC Acquisition may, at the option of the Partnership, be presented for consideration at any meeting of the Limited Partners and the BAC Holders. If no request is made under subsection (a) of this Section 13.4 and the Partnership proposes to present the issue of the voting rights to be accorded the BACs acquired in a Control BAC Acquisition for consideration at any meeting of the Limited Partners and the BAC Holders, the Partnership shall provide the Acquiring Person with written Notice of the proposal not less than 20 days before the date on which Notice of the meeting is given.

Section 13.5   Calls.

(a) A call of a special meeting of BAC Holders is not required to be made under Section 13.4 unless, at the time of delivery of an Acquiring Person statement under Section 13.3, the Acquiring Person has:

     (i) Entered into a definitive financing agreement or agreements with one or more responsible financial institutions or other entities that have the necessary financial capacity, providing for any amount of financing of the Control BAC Acquisition not to be provided by the Acquiring Person; and

     (ii) Delivered a copy of the agreements to the Partnership.

Section 13.6   Notice of Meeting.

(a)  If a special meeting of the Limited Partners and the BAC
     Holders is requested, notice of the special meeting shall be given as promptly as reasonably practicable by the Partnership to all Limited Partners and BAC Holders of record as of the record date set for the meeting, whether or not the Limited Partners and the BAC Holders are entitled to vote at the meeting.

(b) Notice of the special or annual meeting at which the voting rights are to be considered shall include or be accompanied by the following:

     (i) A copy of the Acquiring Person statement delivered to the Partnership under Section 13.3; and

     (ii) A statement by the Managing General Partner setting forth its position or recommendation, or stating that it is taking no position or making no recommendation, with respect to the issue of voting rights to be accorded the Control BACs.

Section 13.7   Redemption Rights.

(a) If an Acquiring Person statement has been delivered on or before the 10th day after the Control BAC Acquisition, the Partnership may, at its option, redeem any or all Control BACs, except Control BACs for which voting rights have been previously approved under Section 13.2, at any time during a 60-day period commencing on the day of a meeting at which voting rights are considered under Section 13.4 and are not approved.

(b) In addition to the redemption rights authorized under subsection (a) of this Section 13.7, if an Acquiring Person statement has not been delivered on or before the 10th day after the Control BAC Acquisition, the Partnership may, at its option, redeem any or all Control BACs, except Control BACs for which voting rights have been previously approved under Section 13.2, at any time during a period commencing on the 11th day after the Control BAC Acquisition and ending 60 days after the Acquiring Person's last acquisition of Control BACs.

(c) Any redemption of Control BACs under this section shall be at the Fair Value of the Control BACs. For purposes of this section, Fair Value of the Control BACs shall be determined:

     (i) As of the date of the last acquisition of Control BACs by the Acquiring Person in a Control BAC Acquisition or, if a meeting is held under Section 13.4, as of the date of the meeting; and

     (ii) Without regard to the absence of voting rights for the Control BACs.


                           ARTICLE XIV

                    MISCELLANEOUS PROVISIONS

Section 14.1   Appointment of Managing General Partner as
               Attorney-in-Fact.

(a)  Each Limited Partner, including each Additional Limited
     Partner, each Substitute Limited Partner and each BAC Holder who is admitted as a Limited Partner pursuant to Section 11.3, by the execution of this Agreement, irrevocably constitutes and appoints, with full power of substitution, the Managing General Partner, and its Chief Executive Officer, President, Executive Vice Presidents, Senior Vice Presidents and Vice Presidents, any Liquidator, any authorized officer of the Liquidator and attorneys-in-fact of any of the foregoing Persons and each of them acting singly, his true and lawful attorney-in-fact with full power and authority in his name, place and stead to:

     (i) execute, certify, acknowledge, deliver, swear to, file and record at the appropriate public offices this Agreement and the Certificate of limited partnership and all amendments and restatements of either thereof, and such other documents, certificates and other instruments as may be necessary or appropriate to carry out the provisions of this Agreement, including but not limited to:

          (A) all documents, certificates and other instruments (including counterparts of this Agreement), and any amendments thereof, that any such Person deems necessary or appropriate to qualify or continue the Partnership as a limited partnership under the laws of the State of Maryland and to form, qualify or continue the existence or qualification of the Partnership as a limited partnership (or as a partnership in which the Limited Partners shall have limited liability comparable to that provided by the Act on the date thereof) in any other jurisdiction in which the Partnership may conduct business or in which such formation, qualification or continuation is, in the opinion of the Managing General Partner, necessary to protect the limited liability of the Limited Partners;

          (B) any other instrument or document that may be required to be filed by the Partnership under federal law or under the laws of the State of Maryland or of any other jurisdiction in which the Managing General Partner deems it advisable to file;

          (C) all amendments to this Agreement adopted in accordance with the terms of this Agreement and all instruments that the Managing General Partner deems appropriate to reflect a change or modification of the Partnership in accordance with the terms of this Agreement; and

          (D) any instrument or document, including amendments to this Agreement, which may be required to effect the continuation of the Partnership, the admission of any Limited Partners or Substitute Limited Partners or any additional or successor General Partner, or the dissolution and termination of the Partnership (provided such continuation, admission or dissolution and termination are in accordance with the terms of this Agreement) or to reflect any reductions in the amount of contributions of Partners.

     (ii) execute, swear to, seal, acknowledge and file all ballots, consents, approvals, waivers, certificates and other instruments appropriate or necessary, in the sole and absolute discretion of any such Person, to make, evidence, give, confirm or ratify any vote, consent, approval, agreement or other action that is made or given by the Partners or any class of Partners hereunder or is consistent with the terms of this Agreement or appropriate or necessary, in the sole discretion of any such Person, to effectuate the terms or intent of this Agreement.

(b) The foregoing appointment by each Limited Partner of the Managing General Partner, and its Chief Executive Officer, President, Executive Vice Presidents, Senior Vice Presidents and Vice Presidents, any Liquidator, any authorized officer of the Liquidator, any attorneys-in-fact of any of the foregoing Persons, and each of them acting singly, as his attorney-in-fact, is irrevocable and shall be deemed to be a power coupled with an interest in recognition of the fact that each of the Limited Partners under this Agreement shall be relying upon the power of such Persons to act as contemplated by this Agreement in any filing and other action by them on behalf of the Partnership, and such power shall survive the withdrawal, Bankruptcy, death, incompetence or dissolution of any Limited Partner hereby giving such power and the transfer or assignment of all or any part of the Partnership Interests of such Limited Partner; provided, however, that in the event of a transfer by a Limited Partner of all of his Partnership Interests, the foregoing power of attorney of a transferor Limited Partner shall survive such transfer only until such time as the transferee shall have been admitted to the Partnership as a Substitute Limited Partner and all required documents and instruments shall have been duly executed, filed and recorded to effect such substitution.

(c) The foregoing grant of authority may be exercised by the Managing General Partner, and each of its Chief Executive Officer, President, Executive Vice Presidents, Senior Vice Presidents and Vice Presidents, any Liquidator, any authorized officer of the Liquidator, any attorneys-in-fact of any of the foregoing Persons, on behalf of each Limited Partner by a facsimile signature or by listing all of the Limited Partners executing any instrument with a single signature as attorney-in-fact for all of them.

Section 14.2   Signatures; Amendments to Partnership Agreement.

(a) Each Limited Partner, Substitute Limited Partner, additional General Partner and successor General Partner shall become a signatory hereto by signing such number of counterpart signature pages to this Agreement or the Limited Partner Signature-Consent to Admission and Power of Attorney Pages and such other instrument or instruments in such manner and at such time as the Managing General Partner shall determine. By so signing, each Limited Partner, Substitute Limited Partner, successor General Partner or additional General Partner, as the case may be, shall be deemed to have adopted, and to have agreed to be bound by, all of the provisions of this Agreement, as amended from time to time; provided, however, that no such counterpart shall be binding unless and until it shall have been accepted by the Managing General Partner.

(b) In addition to any amendments to this Agreement otherwise authorized herein, amendments may be made to this Agreement from time to time by the General Partners, without the Consent of the Limited Partners or the BAC Holders, (i) to add to the representations, duties or obligations of the General Partners or surrender any right or power granted to the General Partners herein; (ii) to cure any ambiguity or correct or supplement any provision herein which may be inconsistent with the manifest intent of this Agreement; (iii) to delete or add any provision of this Agreement required to be deleted or added by the staff of the Securities and Exchange Commission or other federal agency or by a state securities commissioner or similar official, which addition or deletion is deemed by such Commission, agency or official to be for the benefit or protection of the Limited Partners and the BAC Holders; (iv) to delete or add any provision which the Managing General Partner believes is necessary in order to effect an Offering or to comply with the Statement of Policy Regarding Real Estate Programs adopted by the North American Securities Administrators Association, Inc. in effect at the time of the Offering, in either case subject to a written opinion by the Independent Real Estate Consultant that such deletion or addition is in the best interests of the Partnership; (v) to reflect an issuance of additional limited partnership interests, BACs or other securities pursuant to Section 3.3(b) or 3.3(g);
     (vi) to delete or add any provision which the Managing General Partner believes is necessary in connection with any merger of the Partnership with another Person or in connection with the acquisition by the Partnership of direct or indirect interests in Management Assets or direct or indirect interests in the equity or debt securities of a Management Entity or the provision by the Partnership of or the engagement of the Partnership in Management Services, subject to a written opinion by the Independent Real Estate Consultant that such deletion or addition is in the best interests of the Partnership; (vii) to delete or add any provision required to be deleted or added in order to qualify the BACs for listing on a national securities exchange or for designation on an interdealer quotation system, subject to receipt of a written opinion by the Independent Real Estate Consultant that such deletion or addition is in the best interests of the Partnership; (viii) to delete or add any provision required to be deleted or added in order to obtain an investment grade rating on the Mortgage Revenue Bonds (or interests therein) from a nationally recognized statistical rating organization, subject to receipt of a written opinion by the Independent Real Estate Consultant that such deletion or addition is in the best interests of the Partnership; or (ix) to reflect a change in the types of assets that may be held or acquired by the Partnership under the conditions set forth in
     Section 5.2(d); provided, however, that no amendment shall be adopted pursuant to this Section 14.2(b) unless the adoption thereof does not adversely affect the limited liability of the Limited Partners or BAC Holders or the classification of the Partnership as a partnership for federal income tax purposes.

(c) If this Agreement shall be amended as a result of adding or substituting a Limited Partner, the amendment to this Agreement shall be signed by the Managing General Partner and by the Person to be substituted or added (which signature of the Person to be substituted or added may be made by such Person's attorney-in-
     fact), and, if a Limited Partner is to be substituted, either by the assigning Limited Partner or by the Managing General Partner pursuant to its authority under Section 14.1 to act as attorney-in-fact on behalf of such assigning Limited Partner. If this Agreement shall be amended to reflect the designation of an additional General Partner, such amendment shall be signed by the other General Partner(s) and by such additional General Partner. If this Agreement shall be amended to reflect a conversion of a General Partner's interest in the Partnership to BACs pursuant to
     Section 6.5, or other withdrawal of a General Partner, when the business of the Partnership is being continued, such amendment shall be signed by the converting or withdrawing General Partner and by the remaining or successor General Partner(s).

(d) Except for amendments to this Agreement otherwise authorized under the provisions of this Agreement, including amendments to effect the admission of additional and Substitute Limited Partners and additional and successor General Partners and amendments under this Section 14.2, amendments may be made to this Agreement from time to time only by the General Partners with the Consent of two-thirds in interest of the Limited Partners (including the Initial Limited Partner acting on behalf of the BAC Holders), subject to the limitations set forth in
     Section 10.2(a)(ii). Such amendments shall be signed by the General Partners.

(e) In making any amendments, there shall be prepared and filed by the Managing General Partner for recording such documents and certificates as shall be required to be prepared and recorded under the Act and under the laws of any other jurisdiction, as required, in which the Partnership is qualified to do business or is registered as a foreign limited partnership.

Section 14.3   Ownership by Limited Partners and BAC Holders of
               General Partners or Their Affiliates.

     No Limited Partner or BAC Holder shall at any time, either directly or indirectly, own any stock or other interest in any General Partner or in any Affiliate of any General Partner if such ownership by itself or in conjunction with the stock or other interest owned by other Limited Partners and BAC Holders would, in the opinion of Counsel for the Partnership, jeopardize the classification of the Partnership as a partnership for federal income tax purposes. Each Limited Partner and BAC Holder shall promptly supply any information requested by the Managing General Partner in order to establish compliance by the Limited Partner or BAC Holder with the provisions of this Section 14.3.

Section 14.4   Burden and Benefit.

     The covenants and agreements contained herein shall be binding upon, and inure to the benefit of, the parties and their respective heirs, executors, administrators, personal representatives, successors and assigns, including, without limitation, the BAC Holders.

Section 14.5   Applicable Law.

     This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Maryland, without giving effect to its conflict of law provisions.

Section 14.6   Counterparts.

     This Agreement may be executed in several counterparts, all of which together shall constitute one agreement binding an all parties hereto, notwithstanding that all the parties have not signed the same counterpart, except that no counterpart shall be binding unless signed by the Managing General Partner.

Section 14.7   Separability of Provisions.

     Each provision of this Agreement shall be considered separable, and if for any reason any provision or provisions of this Agreement are determined to be invalid and contrary to any law, such invalidity shall not impair the operation of or affect those portions of this Agreement which are valid.

Section 14.8   Captions.

     Article and Section titles are for descriptive purposes only and shall not control or alter the meaning of this Agreement as set forth in the text.

Section 14.9   Entire Agreement.

     This Agreement sets forth all (and is intended by all parties to be an integration of all) of the promises, agreements and understandings among the parties hereto with respect to the Partnership, the Partnership business and the property of the Partnership, and there are no promises, agreements or understandings, oral or written, express or implied, among them other than as set forth or incorporated herein.

Section 14.10  Tender Offers.

     If the Managing General Partner or an Affiliate of the Managing General Partner (other than the Partnership) initiates a tender offer in which the Managing General Partner or its Affiliate offers to purchase more than 10% of the OTEF II BACs then outstanding, and at the time such tender offer is initiated there is not pending any public offer to purchase OTEF II BACs by any Person, then the Managing General Partner shall not employ the OTEF II BAC Holder Rights Plan so as to prevent the closing of any subsequent competing offer to purchase OTEF II BACs that may be published and that is outstanding prior to the published termination date of the tender offer by the Managing General Partner or an Affiliate (regardless of any earlier termination of the offer by the Managing General Partner or an Affiliate).

     IN WITNESS WHEREOF, the parties hereto hereunder affix their signatures on this Agreement on the 17th day of June, 1997, which Agreement shall be effective as of the 26th day of June 1995.

                          GENERAL PARTNERS:

Attest:                   OXFORD TAX EXEMPT FUND II CORPORATION,
                          a Maryland corporation



By: /S/Marc B. Abrams     By: /S/Francis P. Lavin
    ------------------        ---------------------------
    Secretary                 Francis P. Lavin, President


                          OTEF II ASSOCIATES LIMITED PARTNERSHIP,
                          a Maryland limited partnership

                          By: Oxford Bethesda II Limited
                              Partnership, a Maryland limited
                              partnership, General Partner


Attest:                   By: Oxford Tax Exempt Fund I Corporation,
                              General Partner




By: /S/Marc B. Abrams        By: /S/Francis P. Lavin
    -----------------            ---------------------------
    Secretary                    Francis P. Lavin, President


                          INITIAL LIMITED PARTNER:

                          OTEF II ASSIGNOR CORPORATION,
Attest:                   a Maryland corporation


By: /S/Marc B. Abrams        By: /S/Francis P. Lavin
    -----------------            --------------------------
    Secretary                    Francis P. Lavin, President

STATE OF MARYLAND        )
                         )  ss.
COUNTY OF MONTGOMERY     )


     The undersigned hereby states that Francis P. Lavin, personally known to me to be such person, appeared before me and, being duly sworn, acknowledged (1) that he is the President of Oxford Tax Exempt Fund II Corporation and the President of OTEF II Assignor Corporation; (2) that he is the President of Oxford Tax Exempt Fund I Corporation, a general partner of Oxford Bethesda II Limited Partnership, the general partner of OTEF II Associates Limited Partnership; and (3) that he had executed the foregoing Third Amended and Restated Agreement of Limited Partnership of the Oxford Tax Exempt Fund II Limited Partnership on behalf of each of said corporations and on behalf of said partnership; and that such act has been duly authorized by each of said corporations and by said partnership.

     Given under my hand and seal this 17th day of June, 1997.



                             Mary Ann Ewers
                             --------------
                             Notary Public

[SEAL]
My Commission Expires:  July 7, 1998

================================================================

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

     ______________________________________________________

            DESIGNATION OF THE RIGHTS AND PREFERENCES
                OF THE HOLDERS OF STATUS QUO BACS
     ______________________________________________________

     In connection with the implementation of its new business plan (the "Liquidity and Growth Plan"), Oxford Tax Exempt Fund II Limited Partnership ("OTEF II") will issue a new class of BACs ("Status Quo BACs") to those holders of OTEF II's BACs (the "OTEF II BACs") who made a timely election to convert their OTEF II BACs into Status Quo BACs. The holders of the Status Quo BACs (the "Status Quo BAC Holders") shall have the rights and preferences as set forth below. All terms used but not defined herein shall have the meanings given to them in the Information Memorandum that was mailed to the OTEF II BAC Holders on December 2, 1996.

Issuance of Status Quo BACs

     The Status Quo BACs will be issued as of the first day of the first quarter following the Election Date (January 6, 1997) or as of April 1, 1997 (the "Status Quo BAC Issuance Date"). The Status Quo BACs will be issued only in book-entry form; no certificates will be issued representing the Status Quo BACs.

Listing of Status Quo BACs

     OTEF II will not seek to list the Status Quo BACs for public trading.

Status Quo Assets

     Oxford Tax Exempt Fund II Corporation, OTEF II's managing general partner (the "Managing General Partner"), will designate a pro rata portion of OTEF II's assets as of the Status Quo BAC Issuance Date as "Status Quo Assets" based on the number of outstanding OTEF II BACs converted into Status Quo BACs. The Status Quo Assets will be held by OTEF II for the benefit of the Status Quo BAC Holders. OTEF II's remaining assets (the "Liquidity Assets") and the new assets that OTEF II acquires pursuant to the Liquidity and Growth Plan (the "New Assets") will be held for the benefit of the BAC Holders who elected to retain their OTEF II BACs.

     The Status Quo Assets will be held for the benefit of the Status Quo BAC Holders only. None of the Status Quo Assets will be leveraged or pledged as security for any debt OTEF II may incur in connection with the Liquidity and Growth Plan and will not be sold, except that all or a portion of the Status Quo Assets may be sold or pledged to obtain financing for the purpose of purchasing or redeeming the Status Quo BACs or liquidating the Status Quo BACs on the terms described in "Optional Sale Plan" and "Status Quo Liquidation" below. The Managing General Partner has agreed that it will use its reasonable efforts to cause any lender from which OTEF II borrows funds to agree that in the event of a default with respect to such borrowing, the lender will not seek repayment (through foreclosure or otherwise) from Status Quo Assets.

     Upon the tender to OTEF II of any or all Status Quo BACs for purchase, redemption or liquidation, the related Status Quo Assets will become the general assets of OTEF II and will no longer be subject to the restrictions regarding encumbrances such as leveraging, pledging and sale. In the case of Status Quo BACs that are purchased by OTEF II, OTEF II will own such Status Quo BACs and may, at its option, convert them to BACs to be resold or held for other future purposes.

Optional Sale Plan

     The Status Quo BAC Holders will have the right to require OTEF II to purchase or redeem the Status Quo BACs on the terms
described below (the "Optional Sale Plan").   These rights are
not transferable. Accordingly, in the event that a Status Quo BAC Holder transfers or assigns all or any portion of his or her Status Quo BACs to another person, the transferee will not have the right to require OTEF II to purchase or redeem such Status Quo BACs under the Optional Sale Plan.

     On April 21, 1997 (the "Optional Sale Notice Date"), OTEF II delivered a notice to the Status Quo BAC Holders giving them an option to tender all or a portion of their Status Quo BACs to OTEF II for purchase or redemption at the price of $540 per Status Quo BAC, as adjusted (as described below). The Status Quo BAC Holders will have until June 20, 1997 (the "Optional Sale Election Date") to tender their Status Quo BACs to OTEF II in accordance with the notice. OTEF II will purchase or redeem the tendered Status Quo BACs on or before March 17, 1998, which is 270 days after the Optional Sale Election Date.

     The purchase or redemption price for Status Quo BACs will be $540 adjusted upward for inflation as measured by the percentage increase in the Consumer Price Index for All Urban Customers -- U.S. Average, All Items, published by the Department of Labor for the period from March 17, 1998 until the date of purchase or redemption of any tendered Status Quo BACs. Until a tendered Status Quo BAC is purchased or redeemed by OTEF II, it will continue to receive its allocable share of any cash distributions made by OTEF II with respect to the Status Quo BACs in the ordinary course of business, including a final cash distribution pro rated for the period commencing on the first day of the quarter in which the tendered Status Quo BAC is purchased or redeemed and ending on the date that the tendered Status Quo BAC is purchased or redeemed.

Status Quo BAC Liquidation

     In order to permit Status Quo BAC Holders who do not tender their Status Quo BACs to OTEF II pursuant to the Optional Sale Plan to liquidate their investment in OTEF II, non-tendered Status Quo BACs will be purchased or redeemed by OTEF II as follows:

     (a)  on December 31, 2006; or

     (b)  at the option of OTEF II, an earlier date if the Managing
          General Partner believes that the purchase or redemption of the non-tendered Status Quo BACs at such earlier time would be in the best interests of OTEF II and the holders of the non-tendered Status Quo BACs, and if OTEF II's independent real estate consultant, Marshall and Stevens Incorporated (the "IREC"), opines that the terms of the purchase or redemption are fair to the holders of the non-tendered Status Quo BACs.

     The purchase or redemption price per non-tendered Status
Quo BAC purchased or redeemed under the terms of the Status Quo
BAC liquidation will be equal to (i) the fair market value of the Status

Quo Assets at the time of the liquidation less the costs of the sale which would be incurred in connection with a sale of such assets, divided by (ii) the number of Status Quo BACs outstanding at that time.

     In the event the funds required for the purchase of the non-tendered Status Quo BACs are not available by December 31, 2006, OTEF II may either delay the purchase of all of the non-tendered Status Quo BACs to a later date or purchase, on a lottery basis, the percentage of non-tendered Status Quo BACs with a value equal to the amount of funds available at that time for purchase and delay the purchase of the remaining Non-tendered Status Quo BACs. If the non-tendered Status Quo BACs are not purchased in full by OTEF II on or before December 31, 2006, then, until the non-tendered Status Quo BACs are purchased in full, OTEF II will defer distributions to the general partners in OTEF II (the "General Partners") with respect to their general partner interest in OTEF II until such time as the non-tendered Status Quo BACs have been purchased in full.

Allocations and Distributions

     The Status Quo BAC Holders will be entitled to distributions with respect to the Status Quo Assets to the same extent that they were entitled to such distributions prior to implementation of the Liquidity and Growth Plan. The incremental revenues and expenses generated and incurred in connection with the Liquidity and Growth Plan will be specifically identified and excluded from the determination of the Status Quo distributions.

     Capital Accounts. Immediately following the Status Quo BAC Issuance Date, the Status Quo BAC Holders will have the same Capital Accounts as they had prior to the conversion of their OTEF II BACs into Status Quo BACs. Their Capital Accounts (the "Status Quo Capital Accounts") will be increased by any Profits relating to the Status Quo Assets ("Status Quo Profits") and will be reduced by the amount of all distributions made to them by OTEF II (which distributions will be made only from cash flow attributable to the Status Quo Assets, the "Status Quo Cash Flow") and all Losses relating to the Status Quo Assets ("Status Quo Losses"). OTEF II will maintain two Capital Accounts for BAC Holders who elected to convert only a portion of their OTEF II BACs into Status Quo BACs.

     Reserves. The Managing General Partner may decide in the future to establish a working capital reserve for Revenues, Residual Proceeds and Liquidation Proceeds attributable to the Status Quo Assets (a "Status Quo Working Capital Reserve").

     Status Quo Cash Flow. All Status Quo Cash Flow in any year will first be distributed 98% to the Status Quo BAC Holders as a class and 2% to the General Partners until the Status Quo BAC Holders as a class have received a noncumulative return in such year equal to 11% of the Status Quo BAC Holders Preference Amount (defined below) and, thereafter during such year, 90% to the Status Quo BAC Holders as a class and 10% to the General Partners. The "Status Quo BAC Holders Preference Amount" means an amount equal to the total capital contributions of the Status Quo BAC Holders to Oxford Tax Exempt Fund Limited Partnership, OTEF II's predecessor ("OTEF"), reduced by any distributions of residual proceeds previously made to them by OTEF, and further reduced by all distributions of Status Quo Residual and Liquidation Proceeds made by OTEF II to the Status Quo BAC Holders.

     Distributions of Status Quo Residual Proceeds and
Liquidation Proceeds. All Residual Proceeds of OTEF II will be designated as "Status Quo Residual Proceeds" to the extent that they relate to the Status Quo Assets.

     Status Quo Residual Proceeds shall be applied to the payment of the expenses allocable to the Status Quo BACs (see "Fees and Expenses"), and to the extent not so applied, shall be available for distribution in which case such amounts generally shall be applied and distributed in the following amounts and order of priority:

    (a) 100% to the payment of all debts and obligations of OTEF II that are then due and owing related to the Status Quo Assets (other than loans from the General Partners and their affiliates) and to any additions to the Status Quo Working Capital Reserve that the Managing General Partner may determine to be necessary;

    (b) 100% to the Status Quo BAC Holders as a class until the Status Quo BAC Holders receive aggregate distributions from Status Quo Residual Proceeds equal to the Status Quo BAC Holders Preference Amount;

    (c) 100% to the General Partners and their affiliates to repay loans, if any, from them to OTEF II, the proceeds of which were used to pay amounts relating to the Status Quo Assets or OTEF II's ownership thereof;

    (d) 100% to the General Partners until the General Partners receive aggregate distributions from Liquidity Residual Proceeds and Status Quo Residual Proceeds equal to the General Partners Preference Amount; and

    (e) 98% to the Status Quo BAC Holders as a class and 2% to the General Partners until the Status Quo BAC Holders as a class have received an amount (when combined with all prior distributions of Status Quo Cash Flow and Residual Proceeds) equal to an average annual noncompounded return of 11% on the Status Quo BAC Holders Preference Amount, except that the amounts otherwise payable to the General Partners hereunder shall be deferred until the Status Quo BAC Holders as a class have received an amount (when combined with all prior distributions of Status Quo Cash Flow and Residual Proceeds) equal to an average annual noncompounded return of 10% on the Status Quo BAC Holders Preference Amount.

     Status Quo Liquidation Proceeds will be distributed in the same order of priority as Status Quo Residual Proceeds, subject to the prior creation of reserves.

     If Status Quo Residual Proceeds or Status Quo Liquidation Proceeds are insufficient to make any payment set forth in a particular paragraph (b) though (e) above, then Status Quo Residual Proceeds or Status Quo Liquidation Proceeds available to make the payment will be distributed proportionately among the parties entitled to the payment under such paragraph.

     Allocation of Status Quo Profits and Losses. Status Quo Profits from operations generally will be allocated between the Status Quo BAC Holders and the General Partners as follows: first, in accordance with distributions of Status Quo Cash Flow, until the cumulative Status Quo Profits so allocated are equal to the cumulative Status Quo Cash Flow distributions, and thereafter 2% to the General Partners and 98% to the Status Quo BAC Holders. Status Quo Losses from operations generally are allocated 2% to the General Partners and 98% to the Status Quo BAC Holders. Status Quo Profits and Losses arising from a Sale or Repayment of a Status Quo Asset (including Status Quo Profits which represent the receipt of interest income on a Mortgage Revenue Bond) or liquidation of OTEF II generally will be allocated in a manner so as to cause the Status Quo Capital Account balances of the

General Partners and Status Quo BAC Holders to equal the amounts that would be distributable to them as described above in paragraphs (b), (d) and (e) of "-- Distributions of Status Quo
Residual and Liquidation Proceeds."

     The above allocation of Status Quo Profits and Losses will be subject to compliance with the principles of the Internal Revenue Code of 1986 (the "Code") sections 704(b) (containing rules concerning the determination of a partner's distributive share and capital account maintenance) and 704(c) (containing rules for reflecting disparities in the adjusted tax basis and the fair market value of property contributed or revalued by a partnership) and the regulations promulgated thereunder.

     Distributions in Kind. The Managing General Partner may determine to distribute to the Status Quo BAC Holders assets other than cash either during the operation of OTEF II or upon dissolution and liquidation of OTEF II only with the consent of a majority in interest of the Status Quo BAC Holders or upon receipt of an opinion of the IREC to the effect that such distribution is fair to OTEF II.

Fees and Expenses

     Fees. The Status Quo BAC Holders will bear only the fees that they would have borne if the Liquidity and Growth Plan had not been implemented.

     Expenses. The Status Quo BACs will bear all of OTEF II's expenses that are attributable to the Status Quo Assets and their pro rata share of OTEF II's operating expenses, excluding any expenses relating solely to the Liquidity Assets or the New Assets and any additional expenses OTEF II incurs in connection with the Liquidity and Growth Plan.

Certain Restrictions on Authority of the Managing General Partner

     The Managing General Partner will not (i) reinvest any
Status Quo Revenues or Status Quo Residual Proceeds in New Assets or (ii) issue additional Status Quo BACs (other than those issued on the Status Quo BAC Issuance Date).

Voting Rights and Meetings of Status Quo BAC Holders

     Voting and Action without a Meeting. Each Status Quo BAC Holder will be entitled to cast one vote for each Status Quo BAC that he or she owns. Only the votes of Status Quo BAC Holders of record on the notice date relating to such vote shall be counted. The Status Quo BAC Holders will have the right to vote by written consent.

     Voting Rights After Issuance of Status Quo BACs. Both the Status Quo BAC Holders and the holders of the OTEF II BACs generally will continue after the Status Quo BAC Issuance Date to have voting rights with respect to actions that could materially affect their rights or interests in OTEF II, but neither will have voting rights with respect to actions that would have no material effect on their rights or their interests in OTEF II. The following discussion summarizes the provisions in the OTEF II Partnership Agreement relating to the voting rights of the BAC Holders and the procedure for calling meetings of the BAC Holders (as it has been supplemented hereby to reflect the rights and preferences of the Status Quo BACs).

     Actions Subject to Approval by All BAC Holders. In general, both the holders of the OTEF II BACs and the Status Quo BAC
Holders will have the right, voting as a single class, to vote on:

(a)  removal of a General Partner of OTEF II and, if such General
     Partner of OTEF II was the sole remaining General Partner of OTEF II, election of a replacement therefor;

(b)  dissolution of OTEF II;

(c) amendments to the OTEF II Partnership Agreement ("All BAC Holder Amendments") that could adversely affect the rights of both the holders of the OTEF II BACs (or their interests in the Liquidity Assets or New Assets) and the Status Quo BAC Holders (or their interests in the Status Quo Assets); and

(d) in the case of the Status Quo BAC Holders, any matter with respect to which the vote of the holders of the OTEF II BACs is solicited, other than any matters relating exclusively to the Liquidity Assets or New Assets or the Liquidity and Growth Plan, and in the case of the holders of the OTEF II BACs, any matter with respect to which the vote of the Status Quo BAC Holders is solicited, other than any matters relating exclusively to the Status Quo Assets.

     Actions Subject to Approval by Liquidity BAC Holders. The holders of the OTEF II BACs also will have the right, without the concurrence of the Status Quo BAC Holders or the General
Partners, to vote on:

(a) the sale of all or substantially all of the Liquidity Assets and New Assets, taken as a whole (except for any sale of any property or asset securing a Mortgage Revenue Bond or any sale approved by the IREC);

(b)  amendments to the OTEF II Partnership Agreement, except for
     (i) All BAC Holder Amendments (with respect to which the holders of the OTEF II BACs will vote together with the Status Quo BAC Holders, as described above) and (ii) amendments that could adversely affect the rights of the Status Quo BAC Holders or their interests in the Status Quo Assets, but would not materially affect the rights of the holders of the OTEF II BACs;

(c) the acquisition of control of any entity that provides management services (a "Management Entity") or of the assets of any Management Entity that is an affiliate of the Managing General Partner, unless such acquisition is incidental to the acquisition by OTEF II of New Assets, or is incidental to the acquisition of any entity the principal assets of which are mortgage revenue bonds or other related assets (and which is not itself a Management Entity);

(d) the provision by OTEF II of or the engagement of OTEF II in management services with respect to its assets (other than those services provided by OTEF II in the ordinary course of its business on and after June 25, 1995), unless OTEF II obtains an opinion of the IREC with respect thereto; and

(e) the termination of any contract for management services provided to OTEF II by the Managing General Partner or its affiliates.

     Actions Subject to Approval by Status Quo BAC Holders.  The
Status Quo BAC Holders will have the right, without the concurrence of the holders of the OTEF II BACs or the General
Partners, to vote on:

(a)  the sale of all or substantially all of the Status Quo
     Assets (except for any sale of any property or asset securing a Mortgage Revenue Bond or for any sale approved by the IREC); and

(b)  amendments to the OTEF II Partnership Agreement, except for
     (i) All BAC Holder Amendments (with respect to which the Status Quo BAC Holders will vote together with the holders of the OTEF II BACs, as described above) and (ii) amendments that could adversely affect the rights of the holders of the OTEF II BACs or their interests in the Liquidity Assets or the New Assets, but would not materially affect the rights of the Status Quo BAC Holders.

     Meetings. Meetings of either the Status Quo BAC Holders or the holders of the OTEF II BACs or the BAC Holders as a group, for any purpose, may be called by the Managing General Partner and are required to be called by the Managing General Partner, upon written request of Status Quo BAC Holders owning in the aggregate 10% or more of the outstanding Status Quo BACs (in the case of a meeting of Status Quo BAC Holders) or upon the written request of BAC Holders owning in the aggregate 20% or more of the outstanding BACs (in the case of a meeting of all of the BAC Holders).

Transfers of Status Quo BACs

     The Status Quo BACs will be transferable on the books of OTEF II (subject to certain restrictions set forth in the OTEF II Partnership Agreement, which restrictions also are applicable to transfers of OTEF II BACs) beginning on the day after their issuance.

Liability of Status Quo BAC Holders to Third Parties

     Status Quo BAC Holders will be deemed to have contributed the Status Quo Assets to OTEF II in exchange for their Status Quo BACs. They will not be obligated to make any further capital contributions to OTEF II. No Status Quo BAC Holder shall be personally liable for the debts, liabilities, contracts or other obligations of OTEF II, unless, in addition to the exercise of his rights and powers as a Status Quo BAC Holder, including his rights and powers conferred under the OTEF II Partnership Agreement, he takes part in the control of the business of OTEF
II. Notwithstanding the foregoing, if a Status Quo BAC Holder receives the return of any part of his capital contribution without violation of the OTEF II Partnership Agreement or the Maryland Revised Uniform Limited Partnership Act (the "Act"), he may be liable to OTEF II for a period of one year thereafter for the amount of the returned contribution, but only to the extent necessary to discharge OTEF II's liabilities to creditors who extended credit to OTEF II during the period the contribution was held by OTEF II. In addition, if a Status Quo BAC Holder receives the return of any part of his capital contribution in violation of the OTEF II Partnership Agreement or the Act, he is liable to OTEF II for a period of six years thereafter for the amount of the capital contribution wrongfully returned.

     The General Partners will be liable to third parties for all general obligations of OTEF II to the extent not paid by OTEF II. Each partner of OTEF II and BAC Holder may look only to the assets of OTEF II for any distribution with respect to his interest in OTEF II and shall have no recourse therefor against any other BAC Holder or partner of OTEF II. The General Partners will not be personally liable for any nonrecourse obligations of OTEF II.

Withdrawal of Capital

     Each Status Quo BAC Holder may look solely to the Status Quo Assets for all distributions with respect to OTEF II and will have no recourse against any partner of OTEF II or any other assets. A Status Quo BAC Holder will have no right to withdraw or receive any return of his capital contribution, other than as provided in the OTEF II Partnership Agreement.

BAC Holder Rights Plan

     In accordance with the BAC Holder Rights Plan, one right (a "Right") was issued for each outstanding OTEF II BAC to BAC Holders of record on June 30, 1995. No Rights will be issued with respect to the Status Quo BACs and the Rights that were issued previously with respect to OTEF II BACs that are converted into Status Quo BACs will be canceled.

Reports to Status Quo BAC Holders

     OTEF II will deliver to the holders of the Status Quo BACs the same reports that the holders of the OTEF II BACs are currently entitled to receive under the OTEF II Partnership
Agreement.

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

  The  Quarterly  Report  on  Form 10-Q  for  the  quarter  ended
  March   31,  1997,  filed  with  the  Securities  and  Exchange
  Commission, is available to BAC Holders and may be obtained by writing:


                        Investor Services
          Oxford Tax Exempt Fund II Limited Partnership
                          P.O. Box 7090
                    Troy, Michigan 48007-7090

                         (248) 614-4550



      Exhibit 27--Financial Data Schedule--Article 5


This schedule contains summary financial information extracted from the Balance Sheet at March 31, 1997 (Unaudited) and the Statements of Income for the year ended March 31, 1997 (Unaudited) and is qualified in its entirety by reference to such financial statements.

[MULTIPLIER]       1,000

[PERIOD-TYPE]                              3-MOS
[FISCAL-YEAR-END]                          DEC-31-1997
[PERIOD-END]                               MAR-31-1997
[CASH]                                          11,977
[SECURITIES]                                   217,916
[RECEIVABLES]                                    1,351
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                     0
[PP&E]                                               0
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                                 231,244
[CURRENT-LIABILITIES]                            6,465
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                             0
[OTHER-SE]                                     224,779
[TOTAL-LIABILITY-AND-EQUITY]                   231,244
[SALES]                                              0
[TOTAL-REVENUES]                                 4,696
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                                   430
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                                      0
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     4,266
[EPS-PRIMARY]                                    13.94
[EPS-DILUTED]                                    13.94