Form 10-Q
period 1997-06-30
OXFORD TAX EXEMPT FUND II LTD PARTNERSHIP
filed 1997-08-14
CIK 793977

=================================================================
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q
(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997
                                    -------------
                             OR

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

Securities registered pursuant to Section 12(b) of the Act:
Beneficial Assignee Interests (not Status Quo BACs)

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

At  August 1, 1997, the following classes of beneficial  assignee interests  of Oxford Tax Exempt Fund II Limited Partnership  were
outstanding:    (i)   7,185,200  beneficial  assignee   interests
("BACs"), and (ii) 7,103 Status Quo BACs ("SQBs").

Index to Exhibits is found on page 3.
=================================================================

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-Q

                   PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.

   The financial statements of OTEF II are incorporated herein by reference to sequentially numbered pages 12 through 15 of OTEF
II's Quarterly Report (Unaudited).

Item 2.  Management's Discussion  and   Analysis   of   Financial
         Condition and Results of Operations.

   A discussion of OTEF II's financial condition and results of operations for the six-month period ended June 30, 1997 is incorporated herein by reference to sequentially numbered pages 6 through 11 entitled "Report of Management" included in OTEF II's Quarterly Report (Unaudited).

                    PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.
   Information  responsive to this Item regarding putative  class and  derivative  lawsuits is contained in  Note  8  to  Financial
Statements of the Form 10-K for the year ended December 31,  1996 filed by OTEF II.

Item 2.  Changes in Securities.
   Information   responsive  to  this  Item regarding changes  in
securities is contained in Item 2 of the Form 10-Q/A for the quarter ended March 31, 1997, filed by OTEF II.

Item 3.  Defaults Upon Senior Securities.
   None.

Item 4.  Submission of Matters to a Vote of Security Holders.
   None.

Item 5.  Other Information.
   Form 8-A/A was filed with the SEC on July 21, 1997, for registration of certain classes of securities pursuant to Section
12(b) of the Securities Exchange Act of 1934.

Item 6.  Exhibits and Reports on Form 8-K.
   (a)  Exhibits.
        For a list of  Exhibits  as  required  by  Item  601   of
        Regulation S-K, see Exhibit Index  on  page  3  of   this
        report.
   (b)  Reports on Form 8-K.

   Form 8-K dated July 1, 1997 was filed with the SEC on July 3, 1997, disclosing information pertaining to the new registrar and transfer agent, listing of OTEF II BACs on the American Stock Exchange, 25-for-1 split of the OTEF II BACs, and new investor services telephone number.

   No other items were applicable.

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-Q

                          EXHIBIT INDEX

(Listed according to the number assigned in the Exhibit Table in Item 601 of Regulation S-K).

(20)  Report furnished to Security Holders.

      Oxford Tax Exempt Fund II Limited Partnership's  Quarterly
      Report  (Unaudited)  dated  June  30,  1997,  follows   on
      sequentially numbered pages 5 through 21 of this report.

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

Date: 8/14/97     By:  /S/ Richard R. Singleton
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

Date: 8/14/97     By:  /S/ Francis P. Lavin
      -------          ------------------------------------------
                       Francis P. Lavin
                       Director and President

Date: 8/14/97     By:  /S/ Robert B. Downing
      -------          ------------------------------------------
                       Robert B. Downing
                       Director and Executive Vice President

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                        Quarterly Report
                           (Unaudited)

                          June 30, 1997





















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

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

  The following report provides information about the financial condition of Oxford Tax Exempt Fund II Limited Partnership, a Maryland limited partnership ("OTEF II" or the "Partnership"), as of June 30, 1997, and its results of operations and cash flows for the period then ended. This report and analysis should be read together with the financial statements and related notes thereto and the selected financial data appearing elsewhere in this Quarterly Report.

Recent Developments

  OTEF  II  is continuing to implement its new business plan (the
"Liquidity  and  Growth  Plan").   Material   developments   that
occurred since our last report are discussed below.

  Status Quo BACs. Approximately 4.2% of the OTEF II BAC Holders made a timely election to convert their OTEF II BACs to Status Quo BACs ("SQBs"). Effective April 1, 1997, OTEF II issued the SQBs, representing 12,587 shares, in uncertificated, book-entry form. Under the Optional Sale Plan described in prior reports, the original Status Quo BAC Holders had the option to elect to tender all or a portion of their SQBs for purchase or redemption by OTEF II by June 20, 1997. Effective July 31, 1997, OTEF II redeemed 5,484 SQBs for $2,961,360.

  OTEF II BAC Split. In anticipation of listing the OTEF II BACs with a national securities exchange, the Managing General Partner of OTEF II declared a 25-for-1 split of the BACs as of July 1, 1997 for BAC Holders of record as of June 30, 1997. This split of the outstanding OTEF II BACs was to divide or "split" the outstanding OTEF II BACs into smaller denominations to enhance trading in, and liquidity of, the OTEF II BACs and encourage a broader range of investors. No split was effectuated for the SQBs.

  Stock Exchange Listing. On July 22, 1997, the American Stock Exchange began trading OTEF II BACs. New certificates were issued by OTEF II's registrar and transfer agent to all OTEF II BAC Holders whose OTEF II BACs were not held by a brokerage firm in street name for the benefit of such holders. The SQBs were not listed for trading, and will continue to be reflected on OTEF II's books and records in uncertificated, book-entry form.

  Refunding and Financing. As of June 30, 1997, OTEF II had refunded 12 of the existing mortgage revenue bonds ("Existing MRBs"), which comprise approximately 87.5% of OTEF II's portfolio. As a result of these refundings, the estimated value of the bonds held by OTEF II, as shown on the Balance Sheet, increased by approximately $5,383,000 as of June 30, 1997, compared to December 31, 1996.

  The Refunding Bonds currently held by OTEF II are structured so as to consist of senior bonds ("Series A Bonds") and subordinated bonds ("Series B Bonds"). This senior/subordinated structure will permit OTEF II to undertake a financing, pursuant

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

to which it will sell all or a portion of the Series A Bonds, or interests therein, that are allocable to the OTEF II BACs ("Liquidity Assets"), or issue debt that may be secured by such assets, new assets or both. The net proceeds from this financing will be invested in new assets, as discussed below. OTEF II will retain the related Series B Bonds for the benefit of the Liquidity BAC Holders, and will retain both the senior Series A Bonds and the subordinated Series B Bonds, or interests therein, allocable to the SQBs ("Status Quo Assets") for the benefit of the SQB Holders.

  Investment in New Assets. The Managing General Partner intends to invest primarily in additional mortgage revenue bonds and securities of other entities which primarily hold tax-exempt mortgage revenue bonds. OTEF II also may invest in multifamily real estate, senior living facilities or residential health care facilities, or other direct or indirect debt or equity interests in such real estate, some of which may give rise to taxable income (all of the foregoing are referred to collectively as "New Assets").

  OTEF II generally will acquire additional mortgage revenue bonds and taxable bonds that are not rated by any of the nationally recognized rating agencies (such as Moody's Investor Services, Inc. or Standard & Poor's Ratings Group) and that are not credit-enhanced at the time of acquisition, although OTEF II may seek to have all or a portion of such bonds credit-enhanced or rated at a future date. It also is expected that OTEF II may invest in bonds, including bonds that may be secured by bonds or mortgages that are subordinated to senior bonds or mortgages held by third parties, on terms that may permit it, in some cases, to participate (either through stepped interest rates or otherwise) in the future growth and increase in value of the properties financed by such bonds.

Liquidity and Capital Resources

  Current Position. OTEF II uses the interest payments it receives from the Refunding Bonds and Existing MRBs to make periodic cash distributions to its General Partners, OTEF II BAC Holders and SQB Holders, and to pay administrative expenses and fund reserves, as well as the costs associated with the implementation of the 1995 OTEF Restructuring Plan. Except as discussed below and as otherwise required in connection with the implementation of the 1995 OTEF Restructuring Plan, OTEF II has no commitments for capital expenditures. A distribution for the quarter ended June 30, 1997, in the amount of $3,642,796, or $.476 per BAC ($11.90 per BAC on a pre-split basis), and $11.90 per SQB was made on August 14, 1997. This distribution is consistent with the distributions made for the previous nine quarters.

  As of June 30, 1997, OTEF II held $12,628,000 in cash and cash equivalents, an increase of $556,000, or approximately 4.6%, from $12,072,000 in cash and cash equivalents held as of December 31,

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

1996. This increase in OTEF II's cash and cash equivalents represents the amount by which interest payments received by OTEF II from its investments in the Existing MRBs and the Refunding Bonds exceeds the sum of the administrative, governance, litigation costs associated with the implementation of the 1995 OTEF Restructuring Plan and distributions to Partners which were paid during the six-month period ended June 30, 1997.

  The total liabilities of OTEF II shown on the Balance Sheet decreased to $6,814,000 as of June 30, 1997, from $6,964,000 at December 31, 1996. Neither amount includes the redemption price of $2,961,360 paid by OTEF II on July 31, 1997 to redeem 5,484 SQBs pursuant to its obligations under the Optional Sale Plan discussed above. Also, in connection with the settlement of the OTEF II Litigation described in the 1996 Annual Report, OTEF II has agreed to pay $2.5 million of fees and expenses incurred by plaintiffs'
counsel. This amount is included in the total liabilities reported at December 31, 1996 and June 30, 1997. It is anticipated that one-half of this amount will be paid by OTEF II in the near future upon the execution and delivery of certain agreements by and among the parties; the balance will be paid in accordance with the terms of the settlement stipulation approved by the court.

  Existing  MRBs.  As  of  June 30, 1997, OTEF II  held  Existing
MRBs for two of the Operating Partnerships. It is expected that the refunding of at least one of the two remaining Existing MRBs will close during 1997.

Refunding Bonds

  Series A Bonds. The term of each Refunding Bond and, accordingly, each Mortgage Loan is 30 years following the date of refunding. The Series A Bonds require interest only payments during the first three years and, thereafter, are subject to annual sinking fund redemptions that will result in full amortization of the Series A Bonds during the 27-year remaining term.

  Series A Bond Interest and Principal. The Series A Bonds require pre-determined annual sinking fund redemptions based on a 27-year amortization schedule beginning in the fourth year, calculated with an assumed rate of interest of 5.6% per year. Series A Bond interest is set initially at closing of the refundings  and  reset annually at a market  rate  based  upon  a percentage of the then prevailing one-year U.S. Treasury Bill rate, with a maximum rate of 5.6% per annum. The initial interest rate on the Series A Bonds that have been issued to date is 4.9%. All required interest payments have been made on the Refunding Bonds, including accrued interest for June 1997 that was paid in July 1997. Upon a remarketing, the Series A Bonds may be converted to a different interest rate mode (fixed or floating) and the interest rates may be modified at that time to reflect the prevailing market interest rates for whatever rate

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

mode and remaining term is then applicable. In connection with the financing described under "Recent Developments", the Managing General Partner anticipates that certain of the Operating Partnerships will elect to convert the interest rate payable on their respective Series A Bonds to a floating rate in accordance with the terms of the Series A trust indentures.

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

  Combined Rate. The Combined Rate represents that portion of each Property's projected Cash Flow Before Debt Service ("CFBDS") for each year (projected at the time of the refunding of each Existing MRB) that may be applied to interest on the combined Series A Bonds and Series B Bonds. The Combined Rates for the next 10 years were included in the Notes to Financial Statements in the 1996 Annual Report.

  Other Sources. In connection with the closing of each Refunding Bond, the applicable Operating Partnership will enter into certain agreements which provide as follows: (i) for so long as the Series A Bonds remain outstanding, each Operating Partnership will apply its net operating income before payment of interest and principal on its Series B Bonds to make loans to the Operating Partnerships for the payment of interest and principal, and related fees and expenses, reserves and deposits owed by such Operating Partnerships on their respective Series A Bonds to the extent the other Operating Partnerships are unable to make such payments on their respective Series A Bonds, and (ii) for so long as OTEF II owns the majority of the Series B Bonds relating to an Operating Partnership's property and the Managing General Partner of OTEF II is an affiliate of the current Managing General Partner, the Operating Partnerships will each deposit into an escrow account any excess cash flow on a monthly basis after the obligations described in subparagraph (i) above have been met and the payments required under that Operating Partnership's Series B Bonds have been made, which funds shall be applied at OTEF II's discretion to, among other things, make loans to other Operating Partnerships to enable them to make all debt service payments due on their Series B Bonds. As of June 30, 1997, the aggregate amount of net excess cash flow held in the Operating Partnership escrows was approximately $635,000, including deposits from June's cash flow.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------
  Oxford Advances. As discussed in prior reports, Oxford is continuing to hold proceeds from the $2 million Treasury Strip
Bond that it received on August 15, 1996. At June 30, 1997, Oxford was holding approximately $1.2 million of such proceeds, plus approximately $187,000 in accrued interest, in an interest-bearing account pending a determination as to which Operating Partnerships these funds should be allocated. This allocation will be based on the individual refunding costs and reserve requirements of the Operating Partnerships. Since August 15, 1996, approximately $800,000 of these proceeds were advanced to certain Operating Partnerships' based on their individual refunding costs.

Results of Operations

  The Partnerships' Operations

  Distributions. Distributions to Partners amounted to $3,642,796, or $.476 per OTEF II BAC ($11.90 per OTEF II BAC on a pre-split basis) and $11.90 per SQB to holders of record as of June 30, 1997. This distribution is consistent with the distribution made for the previous nine quarters.

  The Partnerships' Three-Month Operations. For financial statement purposes, Net Income and Net Income for the combined OTEF II BACs and SQBs ("Interests") were $4,324,000 and $14.12, respectively, for the three-month period ended June 30, 1997, as compared to $4,390,000 and $14.34, respectively, for the three-month period ended June 30, 1996. Net Income allocable to the OTEF II BAC Holders and Net Income per OTEF II BAC was $4,055,000 and $14.12, respectively (on a pre-split basis), for the three-month period ended June 30, 1997. Net Income allocable to the SQB Holders and Net Income per SQB were $183,000 and $14.54, respectively, for the three-month period ended June 30, 1997.

  The Partnerships' Six-Month Operations. For financial statement purposes, Net Income and Net Income per Interest were $8,590,000 and $28.06, respectively, for the six-month period ended June 30, 1997, as compared to $8,463,000 and $27.65, respectively, for the six-month period ended June 30, 1996. Net Income allocable to the OTEF II BAC Holders and Net Income per OTEF II BAC was $8,236,000 and $28.06, respectively (on a pre-split basis), for the six-month period ended June 30, 1997. Net Income allocable to the SQB Holders and Net Income per SQB were $183,000 and $14.54, respectively for the six-month period ended June 30, 1997.

  As announced in the Information Memorandum, the Managing General Partner currently anticipates that the amount of the quarterly distribution payable to the OTEF II BAC Holders and the SQB Holders will be increased by approximately 4% later in 1997 following implementation of the Liquidity and Growth Plan. Of course, future distributions (and any increases in the distributions per BAC) are always subject to the ability of the Operating Partnerships to make their scheduled debt service payments on the Refunding Bonds and Existing MRBs, which, in

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

turn, depends on the results of future operations of their properties and on the aggregate amount in the excess cash flow escrows.

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

  The Operating Partnerships' Three-Month Operations. The Operating Partnerships reported an aggregate net operating income before property improvements of approximately $5,651,000 for the three-month period ended June 30, 1997, representing an increase of approximately $381,000, or 7.3%, over the aggregate net operating income before property improvements reported for the same period in 1996. In addition, for the three-month period ended June 30, 1997, overall property improvement expenditures were approximately $652,000, representing an increase of approximately $180,000, or 38.1%, as compared to the same period in 1996.

  The Operating Partnerships' Six-Month Operations. The Operating Partnerships reported an aggregate net operating income before property improvements of approximately $11,227,000 for the six-month period ended June 30, 1997, representing an increase of approximately $733,000, or 7.0%, over the aggregate net operating income before property improvements reported for the same period in 1996. In addition, for the six-month period ended June 30, 1997, overall property improvement expenditures were approximately $1,119,000, representing an increase of approximately $238,000, or 27.0%, as compared to the same period in 1996.

Oxford Tax Exempt Fund II Limited Partnership

-----------------------------------------------------------------
Balance Sheets (in thousands)
-----------------------------------------------------------------
                                  June 30, 1997
                                   (Unaudited)  December 31, 1996
-----------------------------------------------------------------
Assets
  Investments in Bonds                $220,912        $215,529
  Cash and cash equivalents             12,628          12,072
  Bond interest receivable               1,323           1,099
  Other                                    407              33
-----------------------------------------------------------------
      Total Assets                    $235,270        $228,733
=================================================================
Liabilities and Partners' Capital
  Liabilities
    Accounts payable and accrued
      expenses                        $  3,171        $  3,321
    Distributions payable                3,643           3,643
-----------------------------------------------------------------
      Total Liabilities                  6,814           6,964
-----------------------------------------------------------------
Partners' Capital
  General Partners' Interests           (2,368)         (2,393)
  Limited Partners' Interests:
  Beneficial Assignee Interests
    (299,995 interests issued and
    outstanding as of December 31,
    1996 and 287,408 interests
    outstanding as of June 30, 1997)   156,102         161,665
  Status Quo BAC Interests (12,587
    interests issued)                    6,842               0
  Unrealized Gain on Investments        67,880          62,497
-----------------------------------------------------------------
      Total Partners' Capital          228,456         221,769
-----------------------------------------------------------------
      Total Liabilities and
        Partners' Capital             $235,270        $228,733
=================================================================

         The accompanying notes are an integral part of these financial statements.


Oxford Tax Exempt Fund II Limited Partnership

-----------------------------------------------------------------
Statements of Income (in thousands, except per Interest amounts)
(Unaudited)
-----------------------------------------------------------------

                              Three months          Six months
                             ended June 30,       ended June 30,
                            ----------------     ----------------
                             1997      1996       1997      1996
-----------------------------------------------------------------
Revenues
  Interest on Bonds        $4,629    $4,593    $9,234     $9,195
  Other                       113        84       204        169
-----------------------------------------------------------------
                            4,742     4,677     9,438      9,364
Expenses
  Governance and
    administrative expenses  (291)     (287)     (721)      (901)
  Liquidity and growth
    expenses                 (127)        0      (127)         0
-----------------------------------------------------------------
Net income                 $4,324    $4,390    $8,590     $8,463
=================================================================
Net income allocated to
General Partners           $   86    $   88    $  171     $  169
=================================================================
Net income allocated to
  OTEF II BAC and SQB
  Holders                  $4,238    $4,302    $8,419     $8,294
=================================================================
Net income per Interest    $14.12    $14.34    $28.06     $27.65
=================================================================
Distribution per Interest  $11.90    $11.90    $23.80     $23.80
=================================================================

       The accompanying notes are an integral part of these financial statements.


Oxford Tax Exempt Fund II Limited Partnership

------------------------------------------------------------------------------
Statement of Partners' Capital (in thousands)
------------------------------------------------------------------------------
                                        Limited Partners'
                                           Interests
                                       -------------------
                                       Beneficial  Status  Unrealized
                              General   Assignee  Quo BAC    Gain on
                              Partners Interests Interests Investments Total
------------------------------------------------------------------------------
Balance, December 31, 1996    $(2,393)  $161,665  $    0    $62,497  $221,769
------------------------------------------------------------------------------
Net Income at $13.94 per BAC       85      4,181       0          0     4,266

Distributions payable to
  Partners, Including $11.90
  per BAC                         (73)    (3,570)      0          0    (3,643)

Unrealized Gain on Investments      0          0       0      2,387     2,387
------------------------------------------------------------------------------
Balance, March 31, 1997
(Unaudited)                    (2,381)   162,276       0     64,884   224,779
------------------------------------------------------------------------------
Allocation of Status
Quo BAC Capital                     0     (6,809)  6,809          0         0

Net Income, including $14.12
 per BAC and $14.54 per SQB        86      4,055     183          0     4,324

Distributions payable to
 Partners, including $11.90
 per BAC and $11.90 per SQB       (73)    (3,420)   (150)         0    (3,643)

Unrealized Gain on Investments      0          0       0      2,996     2,996
------------------------------------------------------------------------------
Balance, June 30, 1997
(Unaudited)                   $(2,368)  $156,102  $6,842    $67,880  $228,456
==============================================================================

 The accompanying notes are an integral part of these financial statements.


Oxford Tax Exempt Fund II Limited Partnership

-----------------------------------------------------------------
Statements of Cash Flows (in thousands)
(Unaudited)
-----------------------------------------------------------------
                                               For the six months
                                                 ended June 30,
                                               ------------------
                                                  1997     1996
-----------------------------------------------------------------
Operating Activities
  Net income                                    $ 8,590  $ 8,463
  Adjustments to reconcile net income to net
     cash provided by operating activities:
  Changes in assets and liabilities:
    Bond interest receivable                       (224)       0
    Other                                          (374)     307
    Accounts payable and accrued expenses          (150)     104
-----------------------------------------------------------------
Net cash provided by operating activities         7,842    8,874
-----------------------------------------------------------------
Net cash provided by investing activities             0        0
-----------------------------------------------------------------
Financing activities
  Distributions paid                             (7,286)  (7,286)
-----------------------------------------------------------------
Net cash used by financing activities            (7,286)  (7,286)
-----------------------------------------------------------------
Net increase in cash and cash equivalents           556    1,588
Cash and cash equivalents, beginning of period   12,072    9,698
-----------------------------------------------------------------
Cash and cash equivalents, end of period        $12,628  $11,286
=================================================================

       The accompanying notes are an integral part of these financial statements.




-------------------------------------------------------------------
Notes to Financial Statements
-------------------------------------------------------------------

Note 1.  Financial Statements

  The financial statements reflect all adjustments which, in the opinion of the Managing General Partner of Oxford Tax Exempt Fund II Limited Partnership ("OTEF II" or the "Partnership"), are necessary to present fairly OTEF II's financial position as of June 30, 1997 and December 31, 1996, the Statements of Income for the three- and six-month periods ended June 30, 1997 and 1996, the Statement of Partners' Capital as of June 30, 1997,
and the Statements of Cash Flows for the six-month period ended June 30, 1997 and 1996, and the notes thereto, in accordance with generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements and notes included in the Partnership's Annual Report for the year ended December 31, 1996.

  In February 1997, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which will change the reporting of earnings per share effective in the fourth quarter of 1997. Basic earnings per share, a measure required by the new standard, will not include stock options as common stock equivalents. The new standard also requires a company to report diluted earnings per share.

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

-------------------------------------------------------------------
Notes to Financial Statements
-------------------------------------------------------------------

  Income Taxes. No provision has been made for federal, state, or local income taxes in the financial statements of OTEF II since the Partners of OTEF II are required to report on their individual tax returns their allocable share of taxable income, gains, losses, deductions, and credits of OTEF II.

  Valuation of Bonds. The Managing General Partner estimated at June 30, 1997 that the fair value of the 12 Series A and Series B Bonds and the two Existing MRBs was approximately $220,912,000 and, accordingly, OTEF II recorded a credit to Partners' Capital in an amount equal to approximately $67,880,000 of unrealized gain on investments. This represents an increase of approximately $5,383,000 since December 31, 1996. The Managing General Partner determined these values using the same cash flow methodology applied by a major investment banking firm in connection with structuring advice rendered to OTEF II and its predecessor with respect to the 1995 OTEF Restructuring Plan. The Series A Bonds are valued at par based on comparable municipal bond securities, and all other bonds (the Existing MRBs and the Series B Bonds) are valued based on a discounted cash flow analysis. For this purpose, the applicable cash flows are based on certain assumptions concerning the Properties and the markets in which they are located, including the timing and realization of such cash flows.

  Net  Income  and  Distributions per Beneficial Assignee  Interest
(BAC) and SQB. Net income and distributions per BAC and net income and distributions per Status Quo BAC ("SQB") are based upon the weighted average number of BACs and SQBs outstanding during the applicable year.

  Statements of cash flows. The statements of cash flows are intended to reflect only cash receipts and cash payment activity during the reporting period. The statements do not reflect investing and financing activity that affect recognized assets or liabilities that do not result in cash receipts or cash payments during such period, including distributions payable to Partners, SQB Holders, and OTEF II BAC Holders of $3,642,796 at June 30, 1997 and 1996.

  Cash and cash equivalents. Cash and cash equivalents consist of all demand deposits and tax-exempt money market funds stated at cost, which approximates market value, with original maturities of three months or less.

  Accounting for Status Quo Interests. The SQBs are designed to replicate, to the extent possible, the economic interest that the holders of the SQBs (the "Status Quo BAC Holders") would have had in the Existing MRBs, as refunded, if the partnership agreement for Oxford Tax Exempt Fund Limited Partnership ("OTEF"), OTEF II's predecessor, had continued to govern and the Liquidity and Growth Plan was not implemented.

-------------------------------------------------------------------
Notes to Financial Statements
-------------------------------------------------------------------

  Approximately 4.2% of the OTEF II BAC holders made a timely election to convert their OTEF II BACs to SQBs. Effective April 1, 1997, OTEF II issued the SQBs, representing 12,587 shares, in uncertificated, book-entry form. Effective July 31, 1997, OTEF II redeemed 5,484 SQBs for $2,961,360. The redeemed SQB Holders will receive their respective distribution for the quarter ended June 30, 1997, payable on August 14, 1997, and a prorated amount of any distribution that may be declared for the quarter ended September 30, 1997, payable on November 14, 1997.

  For financial statement purposes, the SQBs are treated as a separate class of security and, accordingly, net income allocated to SQB holders, net income per SQB, and distribution per SQB are reflected separately from the OTEF II BAC Holders on the
Statement  of Partners' Capital.  The SQBs were not split  as  were the OTEF II BACs on July 1, 1997. The redeemed SQBs will be reflected as a reduction of Partners' Capital and will be offset against the SQB Holders' interests when redeemed.

  The SQB Holders do not share in the growth or other benefits expected to be achieved under the Liquidity and Growth Plan. In addition, the SQBs will not be allocated any capital losses for federal income tax purposes that may result from the disposition of the Refunding Bonds or interests therein or new assets in connection with a financing undertaken pursuant to the Liquidity and Growth Plan.

Note 4.  Related Party Transactions

  Interests in OTEF II and the Operating Partnerships. The General Partners own interests in OTEF II that entitle them to receive a share of OTEF II's cash flow and possibly of sale, refinancing and liquidation proceeds. Distributions to the General Partners totaled $72,856 for June 30, 1997 and 1996.

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

  Compensation and Fees. For the six-month periods ended June 30, 1997 and 1996, the Operating Partnerships paid total property and asset management fees of $1,194,000 and $1,149,000, respectively. Of the $1,194,000 of property and asset management fees, $891,000 was paid to NHP, Inc. and certain affiliates (collectively, "NHP"), as compared to $858,000 for the same period in 1996. The remaining fees totaling $303,000 were paid to Oxford Realty Financial Group, Inc. ("ORFG"), as compared to $291,000 for the same period in 1996. During the

-------------------------------------------------------------------
Notes to Financial Statements
-------------------------------------------------------------------

six-month periods ended June 30, 1997 and 1996, the Operating Partnerships also paid ORFG, in the aggregate, $348,000 of fees pursuant to the OTEF Restructuring Plan Administration/Asset Management Fee Agreement, which amount is equal to 0.25% per annum of the principal amount of the bonds collateralized by the properties owned by the Operating Partnerships.

  ORFG will provide additional services in connection with OTEF II's investment in new assets ("New Assets"), as OTEF II did not pay any fees in connection with OTEF II's investment in new assets to ORFG during the quarter ended June 30, 1997; however, it is anticipated that OTEF II will pay such fees in the near future.

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

-------------------------------------------------------------------
Notes to Financial Statements
-------------------------------------------------------------------

  Expense  Reimbursements.  The  Operating  Partnerships  and  OTEF
II also reimburse ORFG for certain expenses it incurs in providing services with respect to (i) the Existing Mortgaged Properties, (ii) the investment in New Assets, (iii) the sale or disposition of the Refunding Bonds, and (iv) the administration of OTEF II's affairs. Total reimbursements to the General Partners and their affiliates for the six-month periods ended June 30, 1997 and 1996, were $117,000 and $37,000, respectively.
Such reimbursable amount is determined based on the actual time the officers and employees devote to OTEF II based upon their respective salaries.

  Incentive Option Plan. On May 21, 1997, OTEF II adopted an incentive option plan (the "Incentive Option Plan") in order for the Managing General Partner to attract and retain key employees and advisers. The Incentive Option Plan authorizes the granting to the directors, officers and employees of the Managing General Partner and certain affiliates of options to purchase
652,125  OTEF  II  BACs  (on  a  post-split  basis),   representing
approximately 9% of the outstanding OTEF II BACs. The Managing General Partner has awarded all of the OTEF II BACs authorized under the terms of the Incentive Option Plan. The exercise price per BAC is the average of the closing price of an OTEF II BAC, as reported on the American Stock Exchange, for the first twenty days of trading. As of the date of this report, no valuation could be determined for these options.

Note 5.  Subsequent Events.

  On July 1, 1997, the Managing General Partner of OTEF II declared a 25-for-1 split of the OTEF II BACs for BAC Holders of record as of June 30, 1997. Subsequent to the split, OTEF II issued new certificates to all OTEF II BAC Holders whose OTEF II BACs were not held by a brokerage firm in street name. These actions did not affect the SQB Holders.

  On July 22, 1997, the American Stock Exchange began trading OTEF II BACs under the ticker symbol, OTF.

  On July 25, a distribution was declared for the second quarter of 1997 of $.476 per BAC (which reflects the 25-for-1 split that occurred earlier this year), and $11.90 per SQB. These distributions are payable to holders of record on June 30, 1997, and were paid on August 14, 1997. These distributions are consistent with the amounts paid for the last nine quarters.

 On July 31, 1997, OTEF II redeemed 5,484 SQBs at a total cost of $2,961,360.

-----------------------------------------------------------------
Instructions for Investors who wish  to  reregister  or  transfer
OTEF II BACs or SQBs
-----------------------------------------------------------------
  On July 22, 1997, the American Stock Exchange began trading OTEF II BACs under the ticker symbol, OTF. Please follow the instructions below to expedite the reregistration or transfer of ownership of any OTEF II BACs or Status Quo BACs ("SQB") that you may own.

* IF YOU DO NOT HOLD CERTIFICATES
  -------------------------------
  Your shares are being held by your brokerage firm in "street name". To transfer ownership of OTEF II BACs held in such accounts, please have your account representative or financial consultant request the necessary transfer documents. YOU MUST HAVE THE PROPER TRANSFER DOCUMENTS FROM YOUR BROKERAGE FIRM TO EFFECT A TRANSFER. Additionally, please contact your account representative or financial consultant for address changes.

* IF YOU HOLD CERTIFICATES
  ------------------------
  Effective  July  1, 1997,  OTEF  II  appointed  Registrar   and
  Transfer Company ("R&T") as the sole registrar and transfer agent with respect to the OTEF II BACs and SQBs.

  All notices, claims, certificates, requests, demands and other communications relating to transfers of OTEF II BACs and SQBs should be sent to:

                    Registrar and Transfer Company
                    Attn:  William Tatler, Vice President
                    Stock Transfer Department
                    10 Commerce Drive
                    Cranford, NJ  07016

All phone calls relating to such transfers should be directed to:

                    Registrar and Transfer Company
                    Attn: Robert Boyle
                    Stock Transfer Department
                    1-800-368-5948, extension 2529

* GENERAL INFORMATION
  -------------------
  All general inquiries relating to OTEF II  should  be  directed
  to  OTEF II  Investor  Services  whose  telephone  number   has
  changed to 1-888-321-OTEF.

  The Quarterly Report on Form 10-Q for the  quarter  ended  June
  30,  1997,  filed with the Securities and Exchange  Commission, is  available to SQB  and  OTEF  II  BAC  Holders  and  may  be obtained by writing:
                        Investor Services
          Oxford Tax Exempt Fund II Limited Partnership
                7200 Wisconsin Avenue, 11th Floor
                    Bethesda, Maryland  20814