Form 10-Q
period 1997-09-30
OXFORD TAX EXEMPT FUND II LTD PARTNERSHIP
filed 1997-11-14
CIK 793977

=================================================================
                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-Q
(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

                               OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ NO / /

At September 30, 1997, the following classes of beneficial assignee interests of Oxford Tax Exempt Fund II Limited Partnership were outstanding: (i) 7,185,200 beneficial assignee interests ("BACs") with an aggregate market value of $189,060,575, and (ii) 7,103 Status Quo BACs ("SQBs").

Index to Exhibits is found on page 3.
=================================================================

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-Q

                  PART I-FINANCIAL INFORMATION


Item 1.  Financial Statements.

   The financial statements of OTEF II are incorporated herein by reference to sequentially numbered pages 13 through 16 of OTEF
II's Quarterly Report (Unaudited).

Item 2.  Management's  Discussion  and  Analysis   of   Financial
         Condition and Results of Operations.

    A discussion of OTEF II's financial condition and results of operations for the nine-month period ended September 30, 1997 is incorporated herein by reference to sequentially numbered pages 6 through 12 entitled "Report of Management" included in OTEF II's Quarterly Report (Unaudited).

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

(20) Report furnished to Security Holders.

   Oxford Tax Exempt Fund II Limited Partnership's Quarterly
   Report (Unaudited) dated September 30, 1997, follows on sequentially numbered pages 5 through 22 of this report.

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

                 Oxford Tax Exempt Fund II Limited Partnership

                 By:  Oxford Tax Exempt Fund II Corporation
                      Managing General Partner of the registrant


Date: 11/14/97   By:  /S/ Richard R. Singleton
      --------        -------------------------------------------
                      Richard R. Singleton
                      Senior Vice President and
                        Chief Financial Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: 11/14/97    By:  /S/ Francis P. Lavin
      --------         ------------------------------------------
                       Francis P. Lavin
                       Director and President


Date: 11/14/97    By:  /S/ Robert B. Downing
      --------         ------------------------------------------
                       Robert B. Downing
                       Director and Executive Vice President

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                        Quarterly Report
                           (Unaudited)

                       September 30, 1997


























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

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

    The following report provides information about the financial condition of Oxford Tax Exempt Fund II Limited Partnership, a Maryland limited partnership ("OTEF II" or the "Partnership"), as of September 30, 1997, and its results of operations for the three and nine month periods ended and cash flows as of September 30, 1997. This report and analysis should be read together with the financial statements and related notes thereto and the selected financial data appearing elsewhere in this Quarterly Report.

Recent Developments

    Distribution for the Quarter ended September 30, 1997. The Managing General Partner declared, on September 18, 1997, a 4%
increase in the quarterly distribution for holders of record as of September 30, 1997, which will be paid on November 14, 1997. The increase in the distribution, which was the first increase in nine consecutive quarters, is consistent with the increase discussed in the previously issued Information Memorandum. The amount of this quarterly distribution is $0.495 per BAC for the Liquidity BAC holders, up from $0.476 the previous quarter, and $12.38 per Status Quo BAC (SQB) holders, up from $11.90 the previous quarter.

   A final distribution of $4.13 per SQB will be made on November 14, 1997 to those holders whose SQBs were redeemed on July 31, 1997. This represents a prorated amount of the distribution that was declared for the SQB holders for the quarter ended September 30, 1997, payable on November 14, 1997.

    Status Quo BACs. Approximately 4.2% of the OTEF II BAC Holders made a timely election to convert their OTEF II BACs to SQBs. Effective April 1, 1997, OTEF II issued the SQBs, representing 12,587 shares, in uncertificated, book-entry form. Under the Optional Sale Plan described in prior reports, the original SQB Holders had the option to elect to tender all or a portion of their SQBs for purchase or redemption by OTEF II by June 20, 1997. Effective July 31, 1997, OTEF II redeemed 5,484 SQBs for approximately $2.96 million.

    OTEF II BAC Split. In anticipation of listing the OTEF II BACs with a national securities exchange, the Managing General Partner of OTEF II declared a 25-for-1 split of the BACs as of July 1, 1997 for Liquidity BAC Holders of record as of June 30, 1997. This split of the outstanding OTEF II BACs was to divide or "split" the outstanding OTEF II BACs into smaller denominations to enhance trading in, and liquidity of, the OTEF II BACs and encourage a broader range of investors. For comparative financial statement purposes, prior periods have been restated to reflect this 25 to 1 split. No split was effectuated for the SQBs.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

    Stock Exchange Listing. On July 22, 1997, the American Stock Exchange began trading OTEF II BACs. New certificates were issued by OTEF II's registrar and transfer agent to all OTEF II Liquidity BAC Holders whose OTEF II BACs were not held by a brokerage firm in street name for the benefit of such holders. The SQBs were not listed for trading, and will continue to be reflected on OTEF II's books and records in uncertificated, book-entry form.

   Refunding and Financing. Prior to January 1, 1997, ten of the fifteen existing mortgage revenue bonds ("Existing MRBs") were refunded. Through September 30, 1997 two more Existing MRBs were refunded for a total of twelve MRBs refunded or 88% of the portfolio. As a result of these refundings, the estimated value of the bonds held by OTEF II, as shown on the Balance Sheet, increased by approximately $8.7 million as of September 30, 1997, compared to December 31, 1996.

    The Refunding Bonds currently held by OTEF II are structured so as to consist of senior bonds ("Series A Bonds") and subordinated bonds ("Series B Bonds"). This senior/subordinated structure will permit OTEF II to undertake one or more financings, pursuant to which it will sell all or a portion of the Series A Bonds, or interests therein, that are allocable to the OTEF II BACs ("Liquidity Assets"), or issue debt that may be secured by such assets, new assets or both. The net proceeds from these financings will be invested in new assets, as discussed below. OTEF II will retain the related Series B Bonds for the benefit of the Liquidity BAC Holders, and will retain both the senior Series A Bonds and the subordinated Series B Bonds, or interests therein, allocable to the SQBs ("Status Quo Assets") for the benefit of the SQB Holders.

   Investment in New Assets. The Managing General Partner intends to invest primarily in additional tax exempt mortgage revenue bonds and securities of other entities, which primarily hold tax-exempt mortgage revenue bonds. OTEF II also may invest in multifamily real estate, senior living facilities or residential health care facilities, or other direct or indirect debt or equity interests in such real estate, some of which may give rise to taxable income (all of the foregoing are referred to collectively as "New Assets").

    OTEF II generally will acquire additional mortgage revenue bonds and taxable bonds that are not rated by any of the nationally recognized rating agencies (such as Moody's Investor Services, Inc. or Standard & Poor's Ratings Group) and that are not credit-enhanced at the time of acquisition, although OTEF II may seek to have all or a portion of such bonds credit-enhanced or rated at a future date. It also is expected that OTEF II may invest in bonds, including bonds that may be secured by bonds or mortgages that are subordinated to senior bonds or mortgages held by third parties, on terms that may permit it, in some cases, to participate (either through stepped interest rates or otherwise)

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

in the future growth and increase in value of the properties financed by such bonds. No New Assets have yet been acquired by OTEF II, other than in connection with the financing transaction described below.

    Liquidity & Growth Plan Financing Transaction. On August 22, 1997 OTEF II closed the first of a series of transactions that will enable it to acquire additional assets in accordance with the Liquidity and Growth Plan. OTEF II securitized approximately $39 million of Series A Bonds collateralized by four properties. OTEF II retained all of its interest in the corresponding Series B Bonds. In addition, OTEF II applied approximately $12 million of the proceeds to the purchase of a subordinated interest in the securitization transaction. It is anticipated that a substantial portion of the net proceeds to OTEF II of approximately $27 million cash will be invested in New Assets in the near future. These funds are temporarily invested in liquid tax-exempt money market securities which earned interest ranging from 2.9 % to 4.05% during the period. OTEF II also retained certain rights to reacquire the securitized assets.

    In connection with this transaction, OTEF II converted the interest rate mode on these four Series A Bonds from an annual reset to weekly floaters. OTEF II also purchased a three-year interest rate cap on a notional amount of approximately $27 million to minimize the effects of interest rate volatility. Under this arrangement, if the average short-term, tax-exempt interest rates for any month during the term of the cap increase above a specified level (6%), the counter-party to the interest rate cap transaction is required to pay directly to OTEF II the amount by which such rates exceed the specified level.

     For financial statement purposes, this transaction is accounted for as a financing transaction and, accordingly, the amount of the Series A Bonds financed of $39 million is reflected as Securities Held in Trust, the net cash proceeds are classified as Cash and Cash Equivalents and the difference between the principal amount of the Series A Bonds financed and the principal amount of the subordinated interest acquired by OTEF is classified as financing debt. The financing debt bears interest at the Public Securities Association weekly floating bond rate ("PSA") plus approximately 80 to 85 basis points which averaged 4.46% from the date of closing through September 30, 1997. Costs associated with this financing transaction are being amortized over 10 years for financial statement purposes, and costs associated with the interest rate cap are being amortized over the life of the interest rate agreement, which is 3 years. For federal income tax purposes, this transaction will be treated as a sale by OTEF II of the Series A Bonds and a purchase of the subordinated interests, which is expected to result in a small capital loss.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

Liquidity and Capital Resources

    Current Position. OTEF II uses the interest income it receives from the Refunding Bonds, Existing MRBs, and cash reserves to make periodic cash distributions to its General Partners, OTEF II BAC Holders and SQB Holders, pay administrative expenses and fund reserves, as well as the costs associated with the implementation of the 1995 OTEF Restructuring Plan, and acquire New Assets. Except as discussed below and as otherwise required in connection with the implementation of the 1995 OTEF Restructuring Plan, OTEF II has no commitments for capital expenditures.

    As  of  September  30, 1997, OTEF II held  approximately  $36 million in cash and cash equivalents, an increase of $24 million, or approximately 200%, from the $12 million in cash and cash equivalents held as of December 31, 1996. This increase in OTEF II's cash and cash equivalents was primarily the result of the $27 million of net proceeds generated from the financing transaction described above which are being held for investment by OTEF II in accordance with the Liquidity and Growth Plan. This increase was partially offset by approximately $2.96 million paid by OTEF II on July 31, 1997 to redeem 5,484 SQBs pursuant to its obligation under the Optional Sale Plan discussed above and a $0.9 million advance to plaintiff's counsel made in connection with the settlement of the OTEF II litigation described in the 1996 Annual Report.

    Total liabilities of OTEF II shown on the balance sheet increased to approximately $34 million as of September 30, 1997 from $7 million at December 31, 1996. This increase is attributed to the financing transaction described above, and the 4% increase in quarterly distributions made by OTEF II.

      Existing MRBs. As of September 30, 1997, OTEF II held Existing MRBs for two of the Operating Partnerships. It is
expected that the refunding of at least one of the Operating Partnership's Existing MRBs will close during the balance of 1997 or early 1998.

Refunding Bonds

    Series A Bonds. The term of each Refunding Bond and, accordingly, each Mortgage Loan is 30 years following the date of refunding. The Series A Bonds require interest only payments during the first three years and, thereafter, are subject to annual sinking fund redemptions that will result in full amortization of the Series A Bonds during the 27-year remaining term.

    Series A Bond Interest and Principal. The Series A Bonds require pre-determined annual sinking fund redemptions based on a 27-year amortization schedule beginning in the fourth year, calculated with an assumed rate of interest of 5.6% per year. Series A Bond interest was set initially at closing of the

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

refundings and generally resets annually at a market rate based upon a percentage of the then prevailing one-year U.S. Treasury Bill rate, with a maximum rate of 5.6% per annum. The initial interest rate on the Series A Bonds that have been issued to date is 4.9%. All required interest payments have been made on the Refunding Bonds, including accrued interest for September 1997 that was paid in October 1997. Upon a remarketing, the Series A Bonds may be converted to a different interest rate mode (fixed or floating) and the interest rates may be modified at that time to reflect the prevailing market interest rates for whatever rate mode and remaining term is then applicable. In connection with the financing described under "Recent Developments", the Managing General Partner elected to convert the interest rate payable on four respective Series A Bonds to a floating rate in accordance with the terms of the Series A trust indentures.

    Series  B  Bonds.   The  term of  each  Series  B  Bond  and,
accordingly, each Mortgage Loan is 30 years following the date of refunding.

    Series B Bond Interest and Principal. The Series B Bonds accrue interest equal to the product of the Combined Rate (as defined below) multiplied by the total combined principal balance of the Series A Bonds and the Series B Bonds for each Operating Partnership, less the interest payable on the related Series A Bonds; the resulting amount of interest divided by the principal balance of the Series B Bonds equals the interest accrual rate on the Series B Bonds. Interest-only is payable on the Series B Bonds to the extent of available cash flow of the Operating Partnership, with the entire principal balance and any unpaid interest due at maturity.

    Combined Rate. The Combined Rate represents that portion of each Property's projected Cash Flow Before Debt Service ("CFBDS") for each year (projected at the time of the refunding of each Existing MRB) that may be applied to interest on the combined Series A Bonds and Series B Bonds. The Combined Rates of the Refunding Bonds for the next 10 years were included in the Notes to Financial Statements in the 1996 Annual Report.

  Other Sources. In connection with the closing of the Refunding Bonds, the applicable Operating Partnerships entered into certain pooling agreements which may provide under certain circumstances additional sources of funds to enable them to pay their respective debt service on the Series A Bonds and the Series B Bonds and related fees and expenses. As of September 30, 1997, the aggregate amount of net excess cash flow held in the Operating Partnership escrows was approximately $0.95 million, including deposits from September's cash flow.

  Oxford Advances. In September 1997, Oxford funded $0.1 million to Colonel I from the proceeds of the Treasury Strip Bond, which has been discussed in previous reports, that it continues to hold from August 15, 1996. At September 30, 1997, Oxford was holding approximately $1.1 million of such proceeds, plus approximately

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

$0.2 million in accrued interest, in an interest-bearing account pending a determination as to which Operating Partnerships these funds should be allocated. This allocation will be based on the individual refunding costs and reserve requirements of the Operating Partnerships. Since August 15, 1996, approximately $0.9 million of these proceeds were advanced to certain Operating Partnerships' based on their individual bond refunding costs and property improvement needs.

Results of Operations

   OTEF II's  Operations

    OTEF II Distributions. Distributions to Partners will amount to approximately $3.7 million, or $0.495 per Liquidity BAC and $12.38 per SQB holders of record as of September 30, 1997. SQB holders that were redeemed on July 31, 1997, will receive a distribution which will amount to one-third of the quarterly SQB distribution.

    OTEF II's Three-Month Operations. For financial statement purposes, Net Income and Net Income per OTEF II Liquidity BACs was $4.0 million and $0.529, respectively, for the three-month period ended September 30, 1997, as compared to $4.2 million and $0.554, respectively, for the three-month period ended September 30, 1996. The decrease in NOI is the result of costs associated with the implementation of the Liquidity & Growth Plan that were not incurred in the prior comparative period.

    OTEF II's Nine-Month Operations. For financial statement purposes, Net Income and Net Income per OTEF II Liquidity BAC were $12.6 million and $1.651, respectively, for the nine-month period ended September 30, 1997, as compared to $12.7 million and $1.659, respectively, for the nine-month period ended September 30, 1996. The decrease in NOI is the result of costs associated with the implementation of the Liquidity & Growth Plan that were not incurred in the prior comparative period.

   Operating Partnership Operations.

    The ability of the Operating Partnerships to pay scheduled debt service on the Refunding Bonds to OTEF II depends on their operating performance. The operating performance of each of the Operating Partnerships depends primarily on occupancy and rental rates, the amount of rent actually collected and expenditures for property improvements and operating expenses for their respective Properties. The occupancy and rental rates, in turn, depend on a number of factors, including the location of a Property in its particular community, local economic conditions and changes in neighborhood characteristics, demand for similar housing, and competition from existing and future housing complexes in the vicinity of each Property.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

    The Operating Partnerships' Three-Month Operations. The Operating Partnerships reported an aggregate net operating income before property improvements of approximately $5.8 million for the three-month period ended September 30, 1997, representing an increase of approximately $0.3 million, or 5.7%, over the aggregate net operating income before property improvements reported for the same period in 1996. In addition, for the three-month period ended September 30, 1997, overall property improvement expenditures were approximately $1.0 million, representing an increase of approximately $0.2 million, or 23%, as compared to the same period in 1996.

     The Operating Partnerships' Nine-Month Operations. The Operating Partnerships reported an aggregate net operating income before property improvements of approximately $17.1 million for the nine-month period ended September 30, 1997, representing an increase of approximately $1.1 million, or 6.6%, over the aggregate net operating income before property improvements reported for the same period in 1996. In addition, for the nine-month period ended September 30, 1997, overall property improvement expenditures were approximately $2.1 million, representing an increase of approximately $0.4 million, or 25%, as compared to the same period in 1996.

Oxford Tax Exempt Fund II Limited Partnership

-----------------------------------------------------------------
Balance Sheets (in thousands)
-----------------------------------------------------------------
                           September 30, 1997   December 31, 1996
                               (Unaudited)
-----------------------------------------------------------------
Assets
  Investments in Bonds             $185,420           $215,529
  Securities held in Trust           38,820                  0
  Cash and cash equivalents          36,000             12,072
  Interest receivable and other       2,795              1,132
-----------------------------------------------------------------
      Total Assets                 $263,035           $228,733
=================================================================
Liabilities and Partners'Capital
  Liabilities
    Accounts payable and
      accrued expenses             $  3,024           $  3,321
    Financing debt                   27,174                  0
    Distributions payable             3,742              3,643
-----------------------------------------------------------------
      Total Liabilities              33,940              6,964
-----------------------------------------------------------------
Partners' Capital
  General Partners' Interests        (2,362)            (2,393)
  Limited Partners' Interests:
    Beneficial Assignee Interests
    (7,499,875 <F1> interests issued
    and 7,185,200 interests
    outstanding as of
    September 30, 1997)             156,373            161,665
  Status Quo BAC Interests
    (12,587 interests issued
    as of April 1, 1997,
    7,103 interests outstanding
    as of September 30, 1997)         3,876                  0
  Unrealized Gain on Investments     71,208             62,497
-----------------------------------------------------------------
      Total Partners' Capital       229,095            221,769
-----------------------------------------------------------------
      Total Liabilities and
        Partners' Capital          $263,035           $228,733
=================================================================

<F1> Prior periods Liquidity BAC interests have been restated to reflect the 25 for 1 split which occurred on July 1, 1997.

  The accompanying notes are an integral part of these financial statements.


Oxford Tax Exempt Fund II Limited Partnership

-----------------------------------------------------------------
Statements of Income (in thousands, except per Interest amounts)
(Unaudited)
-----------------------------------------------------------------
                          Three months ended    Nine months ended
                             September 30,        September 30,
                          ------------------    -----------------
                              1997     1996       1997     1996
-----------------------------------------------------------------
Revenues
  Interest on Bonds         $4,387   $4,684     $13,621  $13,879
  Interest on Securities
    held in Trust              202        0         202        0
  Other                        187       87         391      256
-----------------------------------------------------------------
      Total Revenues         4,776    4,771      14,214   14,135
-----------------------------------------------------------------
Expenses
  Governance and
    administrative expenses   (188)    (534)       (889)  (1,435)
  Liquidity and growth
    expenses                  (435)       0        (582)       0
  Interest expense            (139)       0        (139)       0
------------------------------------------------------------------
      Total Expenses          (762)    (534)     (1,610)  (1,435)
------------------------------------------------------------------
Net income                  $4,014   $4,237     $12,604  $12,700
==================================================================
Net income per Liquidity
  BAC <F1>                  $ .529   $ .554     $ 1.651  $ 1.659
==================================================================
Distribution per Liquidity
  BAC <F1>                  $ .495   $ .476     $ 1.447  $ 1.428
==================================================================

<F1> Prior  periods  Liquidity  BAC  interest  amounts have been restated to reflect the 25 for 1 stock split which occurred on July 1, 1997 and amounts presented are after allocation of net income to General Partners and Status Quo BAC holders. (See Note 3 for the SQB Statement of Income).

    The accompanying notes are an integral part of these financial statements.


Oxford Tax Exempt Fund II Limited Partnership

-----------------------------------------------------------------------------
Statement of Partners' Capital (in thousands)
-----------------------------------------------------------------------------
                                       Limited Partners'
                                          Interests
                                     --------------------
                                     Beneficial Status   Unrealized
                            General   Assignee  Quo BAC    Gain on
                            Partners Interests Interests Investments  Total
-----------------------------------------------------------------------------
Balance, December 31, 1996  $(2,393)  $161,665    $    0   $62,497  $221,769
-----------------------------------------------------------------------------
Net Income                       85      4,181         0         0     4,266
Distributions payable to
  Partners                      (73)    (3,570)        0         0    (3,643)
Unrealized Gain on
  Investments                     0          0         0     2,387     2,387
-----------------------------------------------------------------------------
Balance, March 31, 1997     $(2,381)  $162,276    $    0   $64,884  $224,779
(Unaudited)
-----------------------------------------------------------------------------
Allocation of Status Quo
  BAC ("SQB") Capital             0     (6,809)    6,809         0        0
Net Income, including
  $.565 per Liquidity BAC
  and $14.54 per SQB             86      4,055       183         0     4,324
Distributions payable to
  Partners, including $.476
  per Liquidity BAC and
  $11.90 per SQB                (73)    (3,420)     (150)        0    (3,643)
Unrealized Gain on
  Investments                     0          0         0     2,996     2,996
-----------------------------------------------------------------------------
Balance, June 30, 1997      $(2,368)  $156,102    $6,842   $67,880  $228,456
(Unaudited)
-----------------------------------------------------------------------------
SQB Redemption                    0         26    (2,987)        0    (2,961)
Net Income, including $.529
 per Liquidity BAC and
  $14.78 per SQB                 80      3,802       132         0     4,014
Distributions payable to
  Partners including $.495
  per Liquidity BAC and
  $12.38 per SQB                (74)    (3,557)     (111)        0    (3,742)
Unrealized Gain on
  Investments                     0          0         0     3,328     3,328
-----------------------------------------------------------------------------
Balance, September 30, 1997 $(2,362)  $156,373    $3,876   $71,208  $229,095
(Unaudited)
=============================================================================
 The accompanying notes are an integral part of these financial statements.


Oxford Tax Exempt Fund II Limited Partnership

-----------------------------------------------------------------
Statements of Cash Flows  (in thousands)
(Unaudited)
-----------------------------------------------------------------
                                           Nine months ended
                                              September 30,
                                        ------------------------
                                             1997       1996
-----------------------------------------------------------------
Operating Activities
  Net income                               $12,604     $12,700
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
  Changes in assets and liabilities:
    Interest receivable and other           (1,663)        307
    Accounts payable and accrued expenses     (297)        243
-----------------------------------------------------------------
Net cash provided by operating activities   10,644      13,250
-----------------------------------------------------------------
Investing Activities
  Redemption of SQB interests               (2,961)          0
-----------------------------------------------------------------
Net cash used in investing activities       (2,961)          0
-----------------------------------------------------------------
Financing activities
  Net proceeds from debt refinancing        27,174           0
  Distributions paid                       (10,929)    (10,929)
-----------------------------------------------------------------
Net cash provided (used) by financing
  activities                                16,245     (10,929)
-----------------------------------------------------------------
Net increase in cash and cash equivalents   23,928       2,321
Cash and cash equivalents, beginning
  of period                                 12,072       9,698
-----------------------------------------------------------------
Cash and cash equivalents, end of period   $36,000     $12,019
=================================================================

      The accompanying notes are an integral part of these
                      financial statements.


-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

Note 1.  Financial Statements

   The financial statements reflect all adjustments which, in the opinion of the Managing General Partner of Oxford Tax Exempt Fund II Limited Partnership ("OTEF II" or the "Partnership"), are necessary to present fairly OTEF II's financial position as of September 30, 1997 and December 31, 1996, the Statements of Income for the three- and nine-month periods ended September 30, 1997 and 1996, the Statement of Partners' Capital as of September 30, 1997, and the Statements of Cash Flows for the nine-month periods ended September 30, 1997 and 1996, and the notes thereto, in accordance with generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements and notes included in the Partnership's Annual Report for the year ended December 31, 1996.

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

Note 2.  Business

    The Partnership was formed under the laws of the State of Maryland in February, 1995, in connection with a plan (the "1995 OTEF Restructuring Plan") to restructure Oxford Tax Exempt Fund Limited Partnership, a Maryland limited partnership ("OTEF, "Predecessor," or "OTEF II's predecessor"). Oxford Tax Exempt Fund II Corporation, a Maryland corporation, is the Managing General Partner of OTEF II (the "Managing General Partner"). OTEF II Associates Limited Partnership, a Maryland limited partnership, is the associate general partner of OTEF II (together with the Managing General Partner, the "General Partners").

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

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

individual tax returns their allocable share of taxable income, gains, losses, deductions, and credits of OTEF II.

   Valuation of Bonds. The Managing General Partner estimated at September 30, 1997 that the fair value of the 12 Series A and Series B Bonds and the two Existing MRBs was approximately $224.2 million and, accordingly, OTEF II recorded a credit to Partners' Capital in an amount equal to approximately $71.2 million of unrealized gain on investments. This represents an increase of approximately $8.7 million since December 31, 1996. The Managing General Partner determined these values using the same cash flow methodology applied by a major investment banking firm in connection with structuring advice rendered to OTEF II and its predecessor with respect to the 1995 OTEF Restructuring Plan. The Series A Bonds are valued at par based on comparable municipal bond securities, and all other bonds (the Existing MRBs and the Series B Bonds) are valued based on a discounted cash flow analysis. For this purpose, the applicable cash flows are based on certain assumptions concerning the Properties and the markets in which they are located, including the timing and realization of such cash flows.

    Net Income and Distributions per Beneficial Assignee Interest
(BAC) and SQB. Net income and distributions per BAC and net income and distributions per Status Quo BAC ("SQB") are based upon the weighted average number of BACs and SQBs outstanding during the applicable year. For the first quarter of 1997 there were 7,499,875 BACs outstanding. On April 1, 1997, 314,675 BACs were converted to 12,587 SQBs, leaving 7,185,200 Liquidity BACs outstanding at September 30, 1997. Of the 12,587 SQBs as of April 1, 1997, 5,484 were redeemed on July 31, 1997, leaving 7,103 SQBs outstanding at September 30, 1997.

    Statements of cash flows. The statements of cash flows are intended to reflect only cash receipts and cash payment activity during the reporting period. The statements do not reflect investing and financing activity that affect recognized assets or liabilities that do not result in cash receipts or cash payments during such period, including distributions payable to Partners, SQB Holders, and OTEF II BAC Holders of approximately $3.74 million at September 30, 1997 and $3.64 million at September 30, 1996.

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

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------
    Approximately 4.2% of the OTEF II BAC holders made a timely election to convert their OTEF II BACs to SQBs. Effective April 1, 1997, OTEF II issued the SQBs, representing 12,587 shares, in uncertificated, book-entry form. Effective July 31, 1997, OTEF II redeemed 5,484 SQBs for approximately $2.96 million. The redeemed SQB Holders will receive a prorated amount of the distribution that was declared for the quarter ended September 30, 1997, payable on November 14, 1997.

    For financial statement purposes, the SQBs are treated as a separate class of security and, accordingly, net income allocated to SQB holders, net income per SQB, and distribution per SQB are reflected separately from the OTEF II BAC Holders on the Statement of Partners' Capital. The SQBs were not split as were the OTEF II BACs on July 1, 1997. The redeemed SQBs are reflected as a reduction of Partners' Capital and were offset against the SQB Holders'interests when redeemed on August 1,1997.

    The SQB Holders do not share in the growth or other benefits expected to be achieved under the Liquidity and Growth Plan. In addition, the SQBs will not be allocated any capital losses for federal income tax purposes that may result from the disposition of the Refunding Bonds or interests therein or new assets in connection with a financing undertaken pursuant to the Liquidity and Growth Plan. A schedule of SQB income as of September 30, 1997 is as follows:

-----------------------------------------------------------------
STATEMENT OF STATUS QUO BAC INCOME (in thousands, except per interest amounts) (Unaudited)
-----------------------------------------------------------------
                                      Three Months    Six Months
                                         Ended        Ended <F1>
                                      --------------------------
                                           September 30, 1997
-----------------------------------------------------------------
Revenues
  Interest on Bonds                       $  134      $  325
  Other Interest                               3           7
-----------------------------------------------------------------
                                          $  137      $  332
Expenses
  Governance and
  Administration                              (5)        (17)
-----------------------------------------------------------------
Net income allocated to SQB holders       $  132      $  315
=================================================================
Net income per SQB interest               $14.78      $29.28
=================================================================
Distribution per SQB interest             $12.38      $24.28
=================================================================

<F1> Status Quo BACs were issued on April 1, 1997.

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

Note 4.  Related Party Transactions

    Interests in OTEF II and the Operating Partnerships. The General Partners own interests in OTEF II that entitle them to receive a share of OTEF II's cash flow and possibly of sale, refinancing and liquidation proceeds. Distributions to the General Partners totaled approximately $74,000 for September 30, 1997 and $73,000 for the same period in 1996.

    Affiliates of the Managing General Partner that are general and limited partners of the Operating Partnerships have an interest in the Operating Partnerships that entitles them to receive a share of any cash flow and sale, refinancing and liquidation proceeds of the Operating Partnerships. Since inception, the Operating Partnerships have not been able to make any distributions of cash flow to their respective partners. In addition, in connection with the 1995 OTEF Restructuring Plan and after the Existing MRBs are refunded, all cash flow attributable to these interests will be pledged for the benefit of OTEF II relative to the repayment of the Refunding Bonds and all interest thereon.

    Compensation and Fees. For the nine-month periods ended September 30, 1997 and 1996, the Operating Partnerships paid total property and asset management fees of approximately $1.83 million and $1.76 million, respectively. Of the $1.83 million of property and asset management fees, $1.36 million was paid to NHP, Inc. and certain affiliates (collectively, "NHP"), as compared to $1.31 million for the same period in 1996. The remaining fees totaling approximately $0.47 million were paid to Oxford Realty Financial Group, Inc. ("ORFG"), as compared to $0.45 million for the same period in 1996. During the nine-month periods ended September 30, 1997 and 1996, the Operating Partnerships also paid ORFG, in the aggregate, approximately $0.5 million of fees pursuant to the OTEF Restructuring Plan Administration/Asset Management Fee Agreement, which amount is equal to 0.25% per annum of the principal amount of the bonds collateralized by the properties owned by the Operating Partnerships.

    ORFG will provide additional services in connection with OTEF II's investment in new assets ("New Assets"). ORFG will be entitled to an acquisition fee of 1-2.5% of the purchase price (depending on the type of transaction) for finding, analyzing and acquiring New Assets, which is payable on the closing of any transaction in which OTEF II acquires a New Asset. OTEF II also will pay ORFG an annual advisory fee equal to 0.5% of the purchase price for managing OTEF II's New Assets after their acquisition. OTEF II did not pay any acquisition or advisory fees to ORFG during the quarter ended September 30, 1997.

    Expense Reimbursements. The Operating Partnerships and OTEF II also reimburse ORFG for certain expenses it incurs in providing services with respect to (i) the Existing Mortgaged Properties, (ii) the investment in New Assets, (iii) the sale or

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

disposition of the Refunding Bonds, and (iv) the administration of OTEF II's affairs. Total reimbursements to the General Partners and their affiliates for the nine-month periods ended September 30, 1997 and 1996, were approximately $0.33 million ($0.13 million amount is in Liquidity & Growth expenses) and $0.09 million, respectively. Such reimbursable amount is determined based on the actual time the officers and employees devote to OTEF II based upon their respective salaries.

    Incentive Option Plan. On May 21, 1997, OTEF II adopted an incentive option plan (the "Incentive Option Plan") in order for the Managing General Partner to attract and retain key employees and advisers. The Incentive Option Plan authorizes the granting to the directors, officers and employees of the Managing General Partner and certain affiliates of options to purchase 652,125 OTEF II BACs (on a post-split basis), representing approximately 8.3% of the outstanding OTEF II BACs on a fully diluted basis. Such options are exercisable for 10 years. The Managing General Partner has awarded all of the OTEF II BACs authorized under the terms of the Incentive Option Plan. Of the 652,125 options, 613,000 were fully vested upon issuance and 39,125 are vested equally over 3 years commencing January 1, 1998. The exercise price for all options is $23.88 per BAC. As of September 30,
1997, assuming the fully vested options were exercised on September 30, 1997 at $26.31 per OTEF II Liquidity BAC, the compensation expense is approximately $1.5 million, which amount is being amortized over the life of the options in accordance with the Statement of Financial Accounts Standards No. 123. As of September 30, 1997 approximately $37,500 has been charged to Liquidity and Growth expenses for such compensation expense.

Note 5.  Subsequent Events.

    On November 14, 1997, the Managing General Partner paid a $0.495 per Liquidity BAC and $12.38 per SQB distribution to holders of record as of September 30, 1997. The Status Quo BAC holders whose SQBs were redeemed on July 31, 1997, received a distribution of $4.13 per SQB, which amounted to one-third of the quarterly SQB distribution.

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

* IF YOU DO NOT HOLD CERTIFICATES

  Your shares are being held by your brokerage firm in "street name". To register a change of ownership of OTEF II BACs held in such accounts, please have your account representative or financial consultant request the necessary transfer documents. YOU MUST HAVE THE PROPER TRANSFER DOCUMENTS FROM YOUR BROKERAGE FIRM. Additionally, please contact your account representative or financial consultant for address changes.

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

  All phone calls relating to such transfers should be directed to:
                    Registrar and Transfer Company
                    Stock Transfer Department
                    1-800-368-5948

  GENERAL INFORMATION

  All general inquiries relating to OTEF II should be directed to OTEF II Investor Services at 1-888-321-OTEF.

  The  Quarterly  Report  on  Form 10-Q  for  the  quarter  ended
  September  30,  1997,  filed with the Securities  and  Exchange
  Commission, is available to SQB and OTEF II BAC Holders and may be obtained by writing:

                       Investor Services
          Oxford Tax Exempt Fund II Limited Partnership
                7200 Wisconsin Avenue, 11th Floor
                    Bethesda, Maryland  20814