Form 10-K
period 1997-12-31
OXFORD TAX EXEMPT FUND II LTD PARTNERSHIP
filed 1998-03-30
CIK 793977

=================================================================
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K
(Mark One)

 /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the fiscal year ended December 31, 1997
                                 OR
 / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

    7200 Wisconsin Avenue, 11th floor, Bethesda, Maryland 20814
  ---------------------------------------------------------------
    (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:(301) 654-3100

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

At December 31, 1997, the following classes of beneficial assignee interests of Oxford Tax Exempt Fund II Limited Partnership were outstanding; (i) 7,185,200 Liquidity BACs with an aggregate market value of $181,857,412, and (ii) 7,093 Status Quo BACs ("SQBs").

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents of the Registrant are incorporated herein by reference as indicated:

Form 10-K Parts       Document
-----------------------------------------------------------------
Parts I, II and III   Portions  of the 1997  Annual  Report   are
                      incorporated by reference into Parts I, II and III.

Exhibit Index is on page 11.

Total number of pages is 48.

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-K

                             PART I

Item 1.  Business.

   Information responsive to this Item is contained under the headings "Notes to Financial Statements" at pages 27 through 45, respectively, of the 1997 Annual Report of the Registrant attached hereto as Exhibit 13 which is incorporated herein by reference.

Item 2.  Properties.

   Information responsive to this Item is contained under the heading "Investment in Tax-Exempt Securities" in Note 7 to the Financial Statements at pages 37 through 43 in the 1997 Annual Report of the Registrant which is incorporated herein by reference.

Item 3.  Legal Proceedings.

   Information responsive to this Item is contained under the headings "Report of Management" at pages 15 through 21, and "Notes to Financial Statements" at pages 27 through 45 of the 1997 Annual Report which is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders.
         None.
                             PART II

Item 5. Market the Registrant's Partnership Interests and Related
        Partnership Matters.

   (a)  Market Information.

          Information responsive to this item is contained  under
        Note 8 "Quarterly Information" included at page 44 of the
        1997  Annual Report  which  is  incorporated  herein   by
        reference.

   (b)  Number of Security Holders.

          The number of BAC Holders  at  December  31,  1997  was
        16,009.  The  number  of  Status   Quo  BAC  holders   at
        December 31, 1997 was 236.

   (c)  Dividend History and Restrictions.

          The information regarding the frequency and amount of cash distributions is included under the headings "Selected Financial Data" at page 14 of the 1997 Annual Report, "Report of Management" at pages 15 through 21, "Notes to Financial Statements" at pages 27 through 45, and "Distribution Information" at page 46 of the 1997 Annual Report. The information contained under such headings is incorporated herein by reference.

          The  Partnership  expects  to  continue   making   cash
        distributions to Partners pursuant to the provisions of its limited partnership agreement.

Item 6.  Selected Financial Data.

           Information responsive to this Item is contained under the heading "Selected Financial Data," included at page
         14 of the 1997 Annual Report which is incorporated herein by reference.

Item 7.  Management's  Discussion  and   Analysis  of   Financial
         Condition and Results of Operations.

           Information responsive to this Item is contained under the heading "Report of Management" at pages 15 through 21 of the 1997 Annual Report which is incorporated herein by reference.

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-K

                       PART II (continued)

Item 8.  Financial Statements and Supplementary Data.

   The financial statements of the Partnership, together with the
report   thereon   of  Coopers  &  Lybrand  L.L.P.,   independent
accountants, appearing at pages 22 through 45 of the 1997  Annual
Report which are incorporated herein by reference.

Item 9.  Changes  in  and   Disagreements  with   Accountants  on
         Accounting and Financial Disclosure.  None.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant.
          Directors and Executive Officers
          (a), (b), (c) and (e).

            The Partnership has no directors or officers. The Managing General Partner of the Partnership is Oxford Tax Exempt Fund II Corporation. The sole directors and executive officers of the Managing General Partner are as follows:

Name                  Age Position and Business Experience
-----------------------------------------------------------------
Leo E. Zickler         61 Chairman of the Board of Directors  and
                          Chief Executive Officer since inception
                          and was  Chairman and  Chief  Executive
                          Officer of the managing general partner
                          of  Oxford  Tax  Exempt  Fund   Limited
                          Partnership,  OTEF   II's   predecessor
                          ("OTEF"). Since March 1982, he has been
                          Chairman of the Board of Directors  and
                          Chief  Executive  Officer   of   Oxford
                          Development Corporation ("Oxford"),  an
                          affiliate of  the  Partnership  and   a
                          national real estate firm that owns and
                          operates  apartment and  senior  living
                          communities.  Mr.  Zickler  served   as
                          President of Oxford until February  28,
                          1994. Mr. Zickler continues to serve as
                          a  director  and officer of  Oxford and
                          certain affiliated entities.

Francis P. Lavin       46 President since inception and President
                          of  OTEF's  managing  general   partner
                          since March 1, 1994. From October  1989
                          through January 1994, he was a Director
                          and  President  of  ML  Oxford  Finance
                          Corporation, an  affiliate  of  Merrill
                          Lynch &  Company, Inc.   From  1979  to
                          October 1989,  Mr. Lavin  held  various
                          positions at  subsidiaries  of  Merrill
                          Lynch & Company, including Director  of
                          Merrill Lynch Capital Markets and  Vice
                          President  of  Merrill  Lynch,  Hubbard
                          Inc. Since March 1, 1994, Mr. Lavin has
                          served as President of Oxford, as  well
                          as a  director and officer  of  certain
                          affiliated entities.

Robert B. Downing      43 Executive  Vice  President and Director
                          of the Managing General Partner   since
                          inception. Mr. Downing joined Oxford in
                          1984.  Since  1993,  Mr.  Downing   has
                          served as Executive Vice President  and
                          Director of  various Oxford affiliates.
                          Mr. Downing is responsible for the day-
                          to-day   investment    and    financing
                          activities of OTEF II.

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-K

                      PART III (continued)

Name                  Age Position and Business Experience
-----------------------------------------------------------------
Stephen P. Gavula, Jr. 47 Director.  From June 1988 to  September
                          1995, Mr. Gavula was Chairman and Chief
                          Executive Officer of the JHM  Group  of
                          companies, which  provided  specialized
                          investment  management   services    to
                          various  financial  institutional   and
                          individual investors.   The  JHM  Group
                          specialized     in      mortgage-backed
                          securities and was an affiliate of  The
                          John   Hancock  Mutual  Life  Insurance
                          Company.   In  September  1995,   after
                          accumulating over $2 billion in  assets
                          under a management, Mr. Gavula sold his
                          interest in JHM to John Hancock  Mutual
                          Life.  Presently, Mr.  Gavula  acts  as
                          Chairman and Chief Executive Officer of
                          JDS   Capital Corporation,  a   private
                          investment firm in McLean, Virginia.

Scot B. Barker         49 Director.  Mr. Barker is the President,
                          Director and    owner   of   Newman   &
                          Associates,   Inc.,   a    Denver-based
                          financial services firm  that  arranges
                          debt financing for both commercial  and
                          multifamily properties since 1985.  Mr.
                          Barker   has  extensive  experience  in
                          financing HUD-insured and  HUD-assisted
                          properties throughout the U.S.  He  has
                          been  instrumental   in    designing  a
                          variety of new financing  programs  for
                          the real estate sector.

Mark E. Schifrin       44 Executive    Vice   President   of  the
                          Managing General  Partner  since  1993.
                          Mr.  Schifrin  joined  Oxford  in 1984.
                          Since 1993,  Mr.  Schifrin  has  served
                          as   Executive   Vice   President   and
                          Director of various  Oxford affiliates.
                          Mr.  Schifrin  is  responsible  for the
                          day-to-day asset management  activities
                          relating     to    Oxford's    property
                          portfolio,     including    operations,
                          refinancings   and   recapitalizations,
                          oversight   of   property   management,
                          dispositions  and  investor  servicing.

Richard R. Singleton   50 Senior  Vice  President since inception
                          and Chief Financial Officer since 1995.
                          Mr. Singleton  joined Oxford  in  1979.
                          Mr. Singleton  serves  as  Senior  Vice
                          President of various Oxford  affiliates
                          and  Chief Financial Officer of  OTEF's
                          managing general partner.

Marc B. Abrams         43 Senior Vice  President,  Secretary  and
                          General Counsel  since  inception.  Mr.
                          Abrams joined  Oxford  in  1985.    Mr.
                          Abrams serves as Senior Vice President,
                          Secretary   and   General  Counsel   of
                          various Oxford affiliates.

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-K

                      PART III (continued)


   (d)  Family Relationships.  None.

   (f)  Involvement in Certain Legal Proceedings.  None.

   (g)  Promoters and Controlling Persons.  Not applicable.

   Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that the directors, executive officers, and persons who own more than 10% of a registered class of the equity securities of OTEF II or OTEF II Corporation ("reporting persons") file with the Securities and Exchange Commission initial reports of ownership, and reports of changes in ownership, of OTEF II BACs, and options to purchase OTEF II BACs. Reporting persons are required by Securities and Exchange Commission rules to furnish OTEF II with copies of all
Section 16(a) reports they file.

   Based solely upon a review of Section 16(a) reports furnished to OTEF II for the fiscal year ended December 31, 1997 (the "1997 fiscal year"), and representations by reporting persons that no other reports were required for the 1997 fiscal year, OTEF II believes that all reporting persons timely filed all reports required by Section 16(a), except that Messrs. Zickler, Lavin, Downing, Schifrin, Abrams and Singleton filed late their Initial Reports of Beneficial Ownership on Form 3.

Item 11.  Executive Compensation.
          (a), (b), (c), and (d)

   None of the executive officers of the Managing General Partner, Oxford Tax Exempt Fund II Corporation, receives direct compensation for services rendered to the Partnership. However, certain directors and officers receive a portion of the cash distributions made by OTEF II to its general partners. During 1997, the two independent directors received a total of $20,000 in directors' fees.

   On May 21, 1997, OTEF II adopted an incentive option plan (the "Incentive Option Plan") in order for the Managing General Partner to attract and retain key employees and advisers. The Incentive Option Plan authorizes the granting to the directors, officers and employees of the Managing General Partner and certain affiliates of options to purchase 652,125 options (on a post-split basis). Such options are exercisable for 10 years. The Managing General Partner has awarded all of the options authorized under the terms of the Incentive Option Plan. Of the 652,125 options, 613,000 were fully vested upon issuance and 39,125 vest in equal annual amounts over 3 years commencing January 1, 1998.

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-K

                      PART III (continued)


Option Grants In Fiscal 1997

   Shown  below  is information concerning option grants  to  the executive  officers  of  the Managing General  Partner  who  were granted  options to purchase OTEF II BACs during OTEF  II's  1997 fiscal year.

                                       Individual Grants
---------------------------------------------------------------------------------------
                                   % of
                                  Total                      Potential Realizable Value
                    Number of    Options                     at Assumed Annual Rates of
                      BACs     Granted to  Exercise             BAC Price Appreciation
                   Underlying   Employess  or Base                  For Option Term
                     Options    in Fiscal   Price  Expiration     Compounded Annually
Name               Granted<F1>    1997     ($/BAC)    Date         5%         10%
---------------------------------------------------------------------------------------
Leo E. Zickler        163,031    25.000%    $23.88   5/21/07   $2,448,400  $6,204,727
Francis P. Lavin      163,031    25.000%    $23.88   5/21/07   $2,448,400  $6,204,727
Robert  B. Downing     82,150    12.597%    $23.88   5/21/07   $1,233,729  $3,126,512
Mark  E. Schifrin      75,620    11.596%    $23.88   5/21/07   $1,135,661  $2,877,989
Marc  B. Abrams        61,606     9.447%    $23.88   5/21/07     $925,199  $2,344,636
Richard  R. Singleton  47,997     7.360%    $23.88   5/21/07     $720,819  $1,826,697
---------------------------------------------------------------------------------------

<F1>  All options held by executive officers were granted prior to the effective  date
      of listing of the OTEF II BACs for trading on the American Stock Exchange.   The
      exercise  price  of  each option  grant  was  set at the average of the American
      Stock Exchange closing bid prices of the OTEF II BACs for the first  20  days of trading following the listing of the OTEF II BACs.

         Aggregate Option Exercises in Last Fiscal Year and
                      Fiscal Year-End Values

   Shown below is information with respect to certain unexercised options to purchase OTEF II BACs held by the executive officers of OTEF II Corporation as of the end of OTEF II's 1997 fiscal year. None of the executive officers of OTEF II Corporation exercised any options during OTEF II's 1997 fiscal year.

-----------------------------------------------------------------------------
                         Number of BACs          Value of In-the-Money
                      Underlying Options at        Options at End of
                        End of Fiscal Year          Fiscal 1997<F1>
Name                 Exercisable Unexercisable  Exercisable  Unexercisable
-----------------------------------------------------------------------------
Leo E. Zickler         163,031         0          233,134          0
Francis P. Lavin       163,031         0          233,134          0
Robert B. Downing       82,150         0          117,475          0
Mark E. Schifrin        75,620         0          108,137          0
Marc B. Abrams          61,606         0           88,097          0
Richard R. Singleton    47,997         0           68,636          0
-----------------------------------------------------------------------------
   TOTAL               593,435         0          848,613          0
-----------------------------------------------------------------------------

<F1> Based on the market value of  the  OTEF II BACs on the last trading  day of 1997 (as measured by the American Stock Exchange closing bid price of $25.31), minus the exercise price.


   (e)  Termination   of  Employment  and   Change   of   Control
        Arrangements.  None.

Item 12.  Security  Ownership  of Certain Beneficial  Owners  and
          Management.

   (a)  Security Ownership of Certain Beneficial Owners.

        No person is known by the Partnership to own beneficially more than 5% of the outstanding OTEF II BACs.

   (b)  Security Ownership of Management.

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-K

                      PART III (continued)

   The following table sets forth, as of February 5, 1998, the number and percentage of outstanding BACs beneficially owned by
(i) each director of OTEF II Corporation, (ii) each executive officer of OTEF II Corporation, and (iii) all executive officers and directors of OTEF II Corporation as a group. Each person named in the table has sole voting and sole investment power with respect to each of the OTEF II BACs beneficially owned by such person.

-----------------------------------------------------------------------------
Name and Address of               Beneficial Ownership     Percentage of
  Beneficial Owner                   No.  BACs <F1>     Outstanding BACs <F2>
-----------------------------------------------------------------------------
Leo E. Zickler<F3><F4>
7200 Wisconsin Avenue, Suite 1100
Bethesda, MD  20814                      163,031               2.08%

Francis P. Lavin<F3><F4>
7200 Wisconsin Avenue, Suite 1100
Bethesda, MD  20814                      167,131               2.13%

Robert B. Downing<F3><F4>
7200 Wisconsin Avenue, Suite 1100
Bethesda, MD  20814                       91,150               1.16%

Stephen P. Gavula, Jr.<F3>
8300 Greensboro Drive, Suite 970
McLean, VA  22102                         20,127               0.26%

Scot B. Barker,<F3>
1801 California Street
Denver, Co  80202                          3,261               0.04%

Mark E. Schifrin<F4>
7200 Wisconsin Avenue, Suite 1100
Bethesda, MD  20814                       76,420               0.98%

Marc B. Abrams<F4>
7200 Wisconsin Avenue, Suite 1100
Bethesda, MD  20814                       61,606               0.79%

Richard R. Singleton<F4>
7200 Wisconsin Avenue, Suite 1100
Bethesda, MD  20814                       48,997               0.63%
-----------------------------------------------------------------------------
All executive officers and
directors as a group (8 persons)         631,723               8.06%
-----------------------------------------------------------------------------

<F1> Amount of   beneficial  ownership  includes  options  to  purchase  OTEF
     II BACs granted to directors and executive officers of OTEF II Corporation which have vested and are exercisable as of February 5,1998. Accordingly, Mr. Zickler has 163,031 options vested and exercisable; Mr. Lavin has 163,031 options vested and exercisable; Mr. Downing has 82,150 options vested and exercisable; Mr. Gavula has 3,261 options vested and exercisable; Mr. Barker has 3,261 options vested and exercisable; Mr. Schifrin has 75,620 options vested and exercisable;Mr. Abrams has 61,606 options vested and exercisable; and Mr. Singleton has 47,997 options vested and exercisable.

<F2> All percentages  of  OTEF II BACs were calculated to include options  to purchase OTEF II BACs vested and exercisable for those individual directors and executive officers of OTEF II Corporation who had such options.

<F3> Indicates a director of OTEF II Corporation.

<F4> Indicates an executive officer of OTEF II Corporation.

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-K

                      PART III (continued)


(c)  Changes in Control.  None.

Item 13.  Certain Relationships and Related Transactions.
          (a) and (b) Transactions  with  Management  and
          Others and Certain Business Relationships.

     Information responsive to this Item is contained  under  the heading  "Notes to Financial Statements" at pages 32  to  33 of the 1997 Annual Report of the Registrant which is incorporated herein by reference.

   (c)  Indebtedness of Management.  None.

   (d)  Transactions with Promoters.  Not applicable.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

   (a)  The following documents are filed as part of this Report.

        1.   Financial Statements.

        The following financial statements and notes thereto are contained in the 1997 Annual Report and are incorporated by reference into Part II, Item 8.

                                                Sequentially
                                                  Numbered
                                                   Page(s)
                                                ------------
        Report of Independent Accountants.           22

        Balance Sheets as of  December 31,
        1997 and 1996.                               23

        Statements  of  Income   for   the
        years ended December 31, 1997  and
        1996  for  OTEF II; for  the  year
        ended   December  31,  1995   (Pro
        Forma-Unaudited) for OTEF II;  for
        the     seven     months     ended
        December  31,  1995 for  OTEF  II;
        and  for the five months ended May
        31, 1995 for OTEF.                           24

        Statement  of  Partners'   Capital
        for  the years ended December  31,
        1997, 1996 and 1995 for OTEF II.             25

        Statements of Cash Flows  for  the
        years ended December 31, 1997  and
        1996  for  OTEF II; for the  seven
        months  ended  December  31,  1995
        for  OTEF  II;  and for  the  five
        months  ended  May  31,  1995  for
        OTEF.                                        26

        Notes   to  Financial  Statements,
        which   include  the   information
        required   to   be   included   in
        Schedule  IV - Mortgage  Loans  on
        Real Estate.                                27-45

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-K

                      PART III (continued)


        2.   Financial Statement Schedules.

        All other financial statement schedules are omitted because they are inapplicable or because the required information is included in the financial statements or notes thereto.

        3. Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K).

        Exhibit No.3 -  Articles of Incorporation and Bylaws.

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

        Exhibit No.4 -  Instruments   defining  the   rights   of
                        security holders, including indentures.

        a. Third  Amended  and  Restated  Agreement  of   Limited
           Partnership of Oxford Tax Exempt Fund II Limited Partnership (incorporated by reference from (Exhibit 4(a) to the registrant's quarterly report on form 10-Q/A for the quarter ended March 31, 1997.

        Exhibit No.10  - Material contracts.

        a.   BAC Holder Rights Agreement.

        b.   Trust Indenture and Loan Agreement  for  Southridge-
             Oxford Limited Partnership.

        c.   Stipulation  of  Settlement  filed  with  the   U.S.
             District Court for the District of Maryland on November 18, 1996.

         Exhibit No.13  - Annual report to security holders, etc.

            a.  Annual Report  for  the  year ended December  31,
                1997  ("filed"  only  to   the  extent   material
                therefrom   is   specifically   incorporated   by
                reference).

          (b)  Reports on Form 8-K.

               No   reports  on  Form 8-K were filed  during  the
               fourth quarter of 1997.

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

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-K

                      CROSS REFERENCE SHEET

    The item numbers and captions in Parts I, II, III, and IV hereof and the page and/or pages in the referenced materials where the corresponding information appears are as follows:

                                                    Sequentially
    Item                      Reference Materials  Numbered Page(s)
-------------------------------------------------------------------
1.  Business                   1997 Annual Report      pps 27-45

3.  Legal Proceedings          1997 Annual Report      pps 15-21
                                                       and 27-45
5.  Market  for  Registrant's
    Partnership  Interest and
    Related Matters            1997 Annual Report   pps 14,15-21,
                                                       and 27-47
6.  Selected Financial Data    1997 Annual Report       pp 14

7.  Management's   Discussion
    and Analysis of Financial
    Condition and Results  of
    Operations                 1997 Annual Report      pps 15-21

8.  Financial Statements  and
    Supplementary Data         1997 Annual Report      pps 22-45

11. Executive Compensation     1997 Annual Report       pp 33

14. Exhibits,       Financial
    Schedules   and   Reports
    on Form 8-K                1997 Annual Report      pps 22-45

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-K

                          EXHIBIT INDEX

(Listed according to the number assigned in the Exhibit Table in Item 601 of Regulation S-K).

(13) 1997 Annual Report to Security Holders.

   Oxford Tax Exempt Fund II Limited Partnership's  Report  dated
December 31, 1997, follows  on  sequentially  numbered  pages  13 through 48 of this report.

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

                Oxford Tax Exempt  Fund  II  Limited  Partnership

                By:  Oxford  Tax  Exempt   Fund  II   Corporation
                     Managing General Partner of  the  Registrant

Date: 3/30/98   By:  /S/ Richard R. Singleton
      -------       ---------------------------------------------
                    Richard R. Singleton
                    Senior Vice President and
                    Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: 3/30/98   By:  /S/ Leo E. Zickler
      -------       ---------------------------------------------
                    Leo E. Zickler
                    Chairman of the Board of Directors and
                    Chief Executive Officer

Date: 3/30/98   By:  /S/ Francis P. Lavin
      -------       ---------------------------------------------
                    Francis P. Lavin
                    Director and President

Date: 3/30/98   By:  /S/ Robert B. Downing
      -------       ---------------------------------------------
                    Robert B. Downing
                    Director and Executive Vice President

Date: 3/30/98   By:  /S/ Stephen P. Gavula, Jr.
      -------       ---------------------------------------------
                    Stephen P. Gavula, Jr.
                    Director

Date: 3/30/98   By:  /S/ Scot B. Barker
      -------       ---------------------------------------------
                    Scot B. Barker
                    Director

    No proxy material has been sent to the Registrant's security holders. The Partnership's 1997 Annual Report is expected to be mailed to OTEF II BAC Holders before May 15, 1998.

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                       1997 Annual Report
















          CONTENTS

          Selected Financial Data
          Report of Management
          Report of Independent Accountants
          Balance Sheets
          Statements of Income
          Statement of Partners' Capital
          Statements of Cash Flows
          Notes to Financial Statements
          Distribution Information
          General Partnership Information
          Instructions for Investors who wish to reregister or transfer OTEF II BACs

-------------------------------------------------------------------------------------------------------------------------
Selected Financial Data (in thousands, except per Liquidity BAC)
                        (Restated for the 25-for-1 stock split which occurred on July 1, 1997)
------------------------------------------------------------------------------------||-----------------------------------
                                                OTEF II<F3>                         ||            OTEF<F1>
                           ---------------------------------------------------------||-----------------------------------
                                                                      | Seven months||Five months|
                           For the years ended Decmeber 31,           |    ended    ||   ended   |     For the years
                           --------------------------------  Pro Forma| December 31,||   May 31, |   ended December 31,
FINANCIAL HIGHLIGHTS             1997             1996       1995<F4> |  1995<F3>   ||    1995   |    1994       1993
----------------------------------------------------------------------|-------------||-----------|-----------------------
                                                                      |             ||           |
Total Assets                   $270,663         $228,733     $174,034 |   $174,034  || $163,856  | $168,568   $178,372
                                                                      |             ||           |
Investment in Tax-Exempt                                              |             ||           |
  Securities                   $217,159         $215,529     $164,000 |   $164,000  || $153,032  | $158,599   $173,321
                                                                      |             ||           |
Investment in Tax-Exempt                                              |             ||           |
  Securities Held in Trust     $ 38,820         $      0     $      0 |   $      0  || $      0  | $      0   $      0
                                                                      |             ||           |
Total Revenue                  $ 19,130         $ 19,762     $ 16,626 |   $  9,610  || $  2,452  | $  4,137   $  2,651
                                                                      |             ||           |
Net Income                     $ 16,642         $ 14,912     $ 15,210 |   $  8,369  || $  2,277  | $  3,727   $  2,246
                                                                      |             ||           |
Net Income Allocated to                                               |             ||           |
BAC Holders                    $ 15,893<F7>     $ 14,614     $ 14,906 |   $  8,202  || $  2,232  | $  3,652   $  2,201
                                                                      |             ||           |
Net Income per BAC             $   2.19<F7>     $  1.948     $  1.988 |   $  1.094  || $  0.298  | $  0.487   $  0.294
                                                                      |             ||           |
Net Income per BAC-assumming                                          |             ||           |
  dilution                     $   2.18<F8>     $      0     $      0 |   $      0  || $      0  | $      0   $      0
                                                                      |             ||           |
Municipal Income (Tax Basis)   $ 16,983         $ 14,644     $ 16,210 |   $  8,369  || $  7,841  | $ 16,911   $ 13,211
                                                                      |             ||           |
Municipal Income Allocated                                            |             ||           |
to BAC Holders (Tax Basis)     $ 16,041<F6>     $ 14,351     $ 15,886 |   $  8,202  || $  7,687  | $ 16,573   $ 12,946
                                                                      |             ||           |
Municipal Income per BAC                                              |             ||           |
(Tax Basis)                    $  2.233<F6><F7> $  1.914     $  2.118 |   $  1.094  || $  1.025  | $  2.209   $  1.726
                                                                      |             ||           |
Cash Distributions per BAC<F2> $  1.942<F7>     $  1.904     $  1.904 |   $  1.428  || $  0.476  | $  1.800   $  1.763
                                                                      |             ||           |
Weighted  Average OTEF II                                             |             ||           |
BACs Outstanding<F9>              7,264<F7>        7,500        7,500 |      7,500  ||    7,500  |    7,500      7,500
                                                                      |             ||           |
Number of BAC Holders            16,009           15,678       15,061 |     15,061  ||   15,249  |   15,359     15,585
----------------------------------------------------------------------|-------------||-----------|-----------------------
                                                        OTEF II<F3>                 ||            OTEF<F1>
                                ----------------------------------------------------||-----------------------------------
                                                                      | Seven months||Five months|
                                     For the years                    |    ended    ||   ended   |     For the years
RECONCILIATION TO                  ended December 31,        Pro Forma| December 31,||  May 31,  |   ended December 31,
MUNCIIPAL INCOME                  1997            1996       1995 <F4>|    1995     ||   1995    |    1994       1993
----------------------------------------------------------------------|-------------||-----------|-----------------------
Net Income per financial       $ 16,642         $ 14,912     $ 16,210 |   $  8,369  || $  2,277  | $  3,726   $  2,246
  statements (GAAP)                                                   |             ||           |
Add:                                                                  |             ||           |
  Equity method adjustments:                                          |             ||           |
  ---Equity Income<F3>                0                0            0 |          0  ||   (2,305) |   (3,949)    (2,597)
  ---Interest received<F3>            0                0            0 |          0  ||    7,869  |   18,591     13,562
  Accrued base interest/                                              |             ||           |
    (reduction)/other               341<F5>         (268)<F5>       0 |          0  ||        0  |   (1,457)         0
----------------------------------------------------------------------|-------------||-----------|-----------------------
Municipal income,                                                     |             ||           |
  net for tax reporting                                               |             ||           |
  purposes                     $ 16,983         $ 14,644     $ 16,210 |   $  8,369  || $  7,841  | $ 16,911    $13,211
======================================================================|=============||===========|=======================

<F1> Prior to  June  1, 1995, OTEF accounted for its  investment  in  the Operating Partnerships under the equity method, which treated interest paid by the Operating Partnerships as a reduction in its investment, and  also recorded as an increase or  reduction  in  its  investment its equity  interest in the aggregate income or losses of the  Operating
     Partnerships.
<F2> See page 46 for analysis of historical quarterly distributions.
<F3> Effective  on  June 1, 1995, with the transfer of all units of OTEF to OTEF  II, OTEF  II  began  accounting for its investments in Existing MRBs in accordance with  Statement  of  Financial  Accounting  Standards No.  115-Accounting
     for Certain  Investments  in  Debt and Equity Securities ("SFAS  No.115"),  as  more fully described in the Notes to
     Financial Statements. For federal income tax purposes, OTEF II is considered a continued entity.
<F4> The unaudited Pro Forma financial information reflects the adoption of SFAS  No. 115 as of January 1, 1995. Although
     Pro Forma Total Revenue and Net Income is shown without $1 million in  nonrecurring  Oxford  advances  made  to  the
     Operating Partnerships which used these funds to pay OTEF in  January  1995,  for  purposes  of  Reconciliation   to
     Municipal Income, the Net  Income per financial statements (GAAP)  does  reflect  the $1 million  paid  to  OTEF  in
     January 1995.
<F5> For 1996 represents (i) for GAAP purposes, payment of legal fees  in connection  with  the  settlement of  the class action suit totaling $2.5 million  expensed in 1996, which will be capitalized for  tax  purposes  in 1997;  (ii)  a portion of the Partnership's expenses, for  GAAP  purposes, totaling  approximately $1 million that was not expensed
     in 1996 for tax purposes;  and  (iii)  write-off of prior years' tax accrual  totaling   $3.8  million.   For   1997
     this amount represents the tax capitalization of continuing class  action litigation costs in conjunction  with  the appeal. (See note 9)
<F6> Municipal  income  is  before the Liquidity & Growth  Plan  Financing Transaction  (See  page 16), which was treated as a sale  for  tax  purposes resulting in a $3,829,000 capital loss.
<F7> On April 1, 1997, 314,675 BACs were converted to 12,587 Status Quo BACs (SQBs).  Amounts presented for 1997 are  for
     Non-SQB Liquidity BACs only.
<F8> Options  granted but not exercised in 1997 are dilutive.  The  weighted average BACs outstanding  assuming  dilution is 7,283,795.
<F9> This amount is in thousands and has been restated to reflect the 25-for-1 stock split effective July 1, 1997.


----------------------------------------------------------------------------
Report of Management
----------------------------------------------------------------------------

   The following report provides additional information about the financial condition of Oxford Tax Exempt Fund II Limited
Partnership, a Maryland limited partnership ("Oxford Tax Exempt Fund II," "OTEF II," or the "Partnership"), as of December 31,
1997,  and  its  results  of  operations  and  cash  flows  for  the  period
then   ended.    This   report  and  analysis  should   be   read   together
with the financial statements and related notes thereto and the selected financial data appearing elsewhere in this Annual Report.

Recent Developments

     Refunding and Financing. During the last quarter of 1996, ten of the fifteen existing mortgage revenue bonds ("Existing MRBs") were refunded. During the first quarter of 1997, two additional
Existing   MRBs   were  refunded  for  a  total  of  twelve  MRBs   refunded
or   88%   of   the   existing  portfolio.   As  a  result   of   the   1997
refundings,  the  estimated  value  of  the  bonds  held  by  OTEF  II,   as
shown   on   the   Balance   Sheet,   increased   by   approximately   $16.1
million as of December 31, 1997, compared to December 31, 1996. Management is continuing its efforts to refund the remaining Existing MRBs.

     The   Refunding  Bonds  currently  held  by  OTEF  II  are   structured
so as to consist of senior bonds ("Series A Bonds") and subordinated bonds ("Series B Bonds"). This senior/subordinated structure will permit OTEF II to undertake one or more financing
transactions  pursuant  to  which  it  will  sell  all  or  a   portion   of
the   Series   A  Bonds,  or  interests  therein,  that  are  allocable   to
the OTEF II BACs ("Liquidity Assets"), or issue debt that may be secured by such assets, new assets or both. (See "Recent Developments-Financing Transactions"). The net proceeds from these financings will be invested in new assets, as discussed below. OTEF II generally expects that it will retain the related Series B Bonds for the benefit of the Liquidity BAC Holders
(although such Series B Bonds may be used to finance the acquisition of new assets), and will retain both the senior Series A Bonds and the subordinated Series B Bonds, or interests therein, allocable to the SQBs ("Status Quo Assets") for the benefit of the SQB Holders.

     The Managing General Partner intends to invest primarily in additional tax-exempt mortgage revenue bonds and securities of other entities, which primarily hold tax-exempt mortgage revenue bonds. OTEF II also may invest in multifamily real estate, senior living facilities or residential health care facilities, or other direct or indirect debt or equity interests in such real estate, some of which may give rise to taxable income (all of the
foregoing    are   referred   to   collectively   as   "New    Assets"    or
"Liquidity & Growth Bonds"). OTEF II generally will acquire additional mortgage revenue bonds and taxable bonds that are not rated by any of the nationally recognized rating agencies (such as Moody's Investor Services, Inc. or Standard & Poor's Ratings Group) and that are not credit-enhanced at the time of
acquisition,  although  OTEF  II  may  seek  to  have  all  or   a   portion
of such bonds credit-enhanced or rated at a future date. It also is expected that OTEF II may invest in bonds, including bonds that may be secured by bonds or mortgages that are subordinated to senior bonds or mortgages held by third parties, on terms that may permit it, in some cases, to participate (either through stepped interest rates or otherwise) in the future growth and increase in value of the properties financed by such bonds.

     Information Memorandum. On December 2, 1996, an Information Memorandum was furnished to the holders of beneficial assignee interests (the "OTEF II BAC Holders"), which represent assignments of limited partnership interests in OTEF II (the "OTEF II BACs"), in connection with and as part of the settlement of certain putative class and derivative action litigation ("OTEF II Litigation"). This Information Memorandum described the new business plan (the "Liquidity and Growth Plan") for OTEF II and provided OTEF II BAC Holders with the information necessary to make an informed decision regarding whether they wished to exchange their OTEF II BACs for a new class of BACs
(the "Status Quo BACs" or "SQBs"). These are discussed below. For a summary of the OTEF II Litigation, see Note 9 to the Financial Statements.

      Status Quo BACs. In connection with the Information Memorandum discussed above, approximately 4.2% of the OTEF II BAC Holders made a timely election to convert their OTEF II BACs to
SQBs. Effective April 1, 1997, OTEF II issued the SQBs, representing 12,587 shares, in uncertificated, book-entry form. Effective July 31, 1997, OTEF II redeemed 5,484 SQBs at $540 per
SQB for a total of approximately $3.0 million. On November 30, 1997, OTEF redeemed an additional 10 SQBs at the price of $540
per   SQB.    As   of   December   31,   1997,   there   were   7,093   SQBs
outstanding.

----------------------------------------------------------------------------
Report of Management
----------------------------------------------------------------------------

     The Information Memorandum states that, subject to receipt of a fairness opinion from OTEF II's independent real estate consultant, non-tendered SQBs will be purchased or redeemed by OTEF II at such time as the Managing General Partner believes that it would be in the best interests of OTEF II and the holders of the non-tendered SQBs, but in no event later than December 31, 2003, which date may be extended under certain circumstances. The purchase or redemption price will be the fair market value of the Status Quo Assets at the time of purchase or redemption, less the costs of sale. The Managing General Partner has undertaken
an   analysis  of  whether  such  a  purchase  or  redemption  by  OTEF   II
would be in the best interests of the SQB holders and OTEF II at the present time and, in connection therewith, is reviewing all
ownership   attributes  of  the  SQBs,  including,   among   other   things,
the   proper   allocation   of   OTEF  II's   general   and   administrative
expenses to SQB holders. The Managing General Partner expects to complete its analysis later this year.

     OTEF II BAC Split. In anticipation of listing the OTEF II BACs with a national securities exchange, the Managing General Partner of OTEF II declared a 25-for-1 split of the BACs as of July 1, 1997 for Liquidity BAC Holders of record as of June 30, 1997. This split of the outstanding OTEF II BACs was intended to divide the outstanding OTEF II BACs into smaller denominations to enhance trading in, and liquidity of, the OTEF II BACs and encourage a broader range of investors. For comparative financial statement purposes, prior periods have been restated to reflect this 25-to-1 split. No split was effectuated for the SQBs.

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

     Financing Transactions. On August 22, 1997, OTEF II closed the first of a series of transactions that will enable it to acquire New Assets in accordance with the Liquidity and Growth
Plan. OTEF II securitized approximately $39 million of Series A Bonds collateralized by four properties. OTEF II retained all of its interest in the corresponding Series B Bonds. In addition, OTEF II applied approximately $12 million of the proceeds to the purchase of a subordinated interest in this securitization transaction. OTEF II also retained certain rights to reacquire the securitized assets. On February 19, 1998, OTEF II closed an additional securitization transaction involving $12.8 million of
Series A Bonds collateralized by one property, and OTEF II purchased a subordinated interest. The portion of the net proceeds from these transactions that is not invested in New Assets was temporarily invested in liquid tax-exempt money market securities. These short-term securities earned interest ranging from 2.9% to 4.1% during the period.

     In   connection  with  these  transactions,  OTEF  II   converted   the
interest   rate   mode  on  the  five  Series  A  Bonds   from   an   annual
reset to weekly floaters. In the first transaction, OTEF II also purchased a three-year interest rate cap on a notional amount of approximately $27 million to minimize the effects of interest rate volatility. Under this arrangement, if the average short-term, tax-exempt interest rates for any month during the term of the cap increase above a specified level (6%), the counter-party
to   the   interest  rate  cap  transaction  is  required  to  pay  directly
to   OTEF   II  the  amount  by  which  such  rates  exceed  the   specified
level.

      For financial statement purposes, these transactions are accounted for as financing transactions. The amount of the Series A Bonds financed during 1997 of approximately $39 million is reflected as Securities Held in Trust, the net cash proceeds are classified as Cash and Cash Equivalents and the difference between the principal amount of the Series A Bonds financed and the principal amount of the subordinated interest acquired by OTEF II is classified as financing debt. The financing debt bears interest at the Public Securities Association ("PSA") weekly floating bond index plus approximately 80 to 85 basis points, which averaged 4.63% from the date of closing through December 31, 1997. Costs associated with these financing
transactions   are   being   amortized   over   10   years   for   financial
statement   purposes,   and  costs  associated  with   the   interest   rate
cap   are   being   amortized   over  the  life   of   the   interest   rate
agreement, which is 3 years. For federal income tax purposes, these transactions were treated as a sale by OTEF II of the applicable Series A Bonds and a purchase of the subordinated
interests.    With   respect  to  the  first  transaction,   the   sale   of
the   Series  A  Bonds  resulted  in  a  capital  loss  for  federal  income tax purposes of approximately $3.8 million. None of this capital loss was allocated to the SQBs.

----------------------------------------------------------------------------
Report of Management
----------------------------------------------------------------------------

     New Asset Acquisition (New Bonds). On December 30, 1997, OTEF II used substantially all of the net proceeds from the first securitization transaction to acquire two tax-exempt bonds collateralized by two garden apartment communities located in Texas. These properties are owned by Carpenter-Oxford Associates Limited Partnership and Dallas-Oxford Associates Limited
Partnership, respectively, both of which are affiliates of OTEF II's Managing General Partner. The combined face amounts of the bonds acquired, after cancellation of $6.5 million by the bond trustees, was approximately $27.9 million. The bonds were purchased from a third party for approximately $24.4 million. The existing Dallas and Carpenter bonds mature on March 1, 2006, except that they are subject to mandatory redemption on July 1,
2000,  unless  alternative  security  is  provided  on  or  prior  to   that
date.       These   bonds  currently  bear  a  weighted   average   interest
of 7.54% per annum based on the outstanding principal balance. Due to the discounted purchase price, the approximate 8.6%
effective yield to OTEF II is higher than the stated coupon rate on the bonds. For financial statement purposes the bonds are reflected at their purchase price. The properties collateralizing these bonds have an aggregate appraised value of $28 million. The partnerships and OTEF II agreed to use
reasonable   commercial   efforts  to  cause  the  issuance   of   refunding
bonds, or modification of the existing bond documents, to achieve the following principal terms: (i) principal amount of bonds equal to the sum of OTEF II's purchase price for the bonds and acquisition costs, (ii) fixed interest at a rate of 7.25% per annum, (iii) 30-year maturity with a mandatory redemption/remarketing on the seventh anniversary of the refunding or restructuring, and (iv) optional redemption by the partnerships on and after the fourth anniversary upon payment of a sliding scale premium or at any time with the consent of OTEF
II. In addition, each of the partnerships has the right to repurchase its respective bonds from OTEF II on certain terms and conditions if they determine they will not be able to obtain the consent of the issuers to refund or modify the bonds as described above. No assurances can be given that the partnerships and OTEF II will be able to cause the bonds to be refunded or modified in the manner described above. The Managing General Partner anticipates that approximately $3.5 million of bonds will be cancelled upon refunding.

     As  a  condition  of  the  purchase,  OTEF  II  agreed  to  make  loans in the aggregate of approximately $1.6 million to Carpenter-Oxford Associates Limited Partnership and Dallas-Oxford Associates Limited Partnership. The loans bear taxable interest at an annual rate of 9.30% payable monthly in arrears. The principal of the loans is due at maturity which shall be the
earlier   of   July   1,  2000,  or  repurchase  of   the   bonds   by   the
borrower. The purpose of the loan is to provide funds for property improvements, partnership costs, and bond refunding and restructuring costs. On January 5, 1998, OTEF II loaned an aggregate $0.9 million to Carpenter-Oxford Associates Limited Partnership and Dallas-Oxford Associates Limited Partnership for this purpose. It is anticipated that the additional $0.7 million will be loaned at the time of refunding or restructuring. The maturity will be revised to match the redemption dates on the refunding bonds when these bonds are refunded or modified in the manner described above.

     Distribution for the Quarter ended December 31, 1997. The Managing General Partner declared, on December 17, 1997, a quarterly distribution of $0.495 per BAC for the Liquidity BAC holders, and $12.38 per SQB holders of record paid on February 14, 1998. This distribution is at the same level as was made for the third quarter. The third and fourth quarter's distributions represent a 4% increase in the prior distribution level and represented the first increase in ten consecutive quarters.

Liquidity and Capital Resources

     Current  Position.   OTEF  II  uses  the  payments  it  receives   from
the   Refunding   Bonds,  Existing  MRBs,  New  Assets  and  cash   reserves
primarily for distributions to the OTEF II BAC Holders and SQB Holders and its General Partners, to pay administrative expenses, to pay for the costs associated with the implementation of the 1995 OTEF Restructuring Plan, including litigation costs associated with the settlement of the OTEF II Litigation described in Note 9 to Financial Statements, and to acquire New Assets and to pay for costs and time relating to the acquisition of New Assets. It is anticipated that the $1.5 million balance due plaintiff's counsel in connection with the OTEF II Litigation will be paid during 1998.

Set forth below is a year-by-year comparison of OTEF II's liquidity:

     1997 versus 1996. As of December 31, 1997, OTEF II held approximately $11.7 million in cash and cash equivalents, a decrease of approximately $0.4 million, or approximately 3%, from the $12.1 million in cash and cash equivalents held as of December 31, 1996. This decrease in OTEF II's cash and cash equivalents was primarily the result of approximately $3.0 million paid by OTEF II on July 31, 1997 to redeem 5,484 SQBs pursuant to its obligation under the Optional Sale Plan discussed above and a $1.0 million advance to plaintiff's counsel made in connection with the settlement of the OTEF II Litigation. These decreases in cash were partially offset by approximately $3.0 million in cash proceeds from the financing transaction that was completed on August 22, 1997, in excess of the purchase price of the New Asset acquisitions also described above.

----------------------------------------------------------------------------
Report of Management
----------------------------------------------------------------------------

     Total   liabilities   of   OTEF  II  shown   on   the   balance   sheet
increased   to   approximately  $34  million  as  of   December   31,   1997
from approximately $7 million at December 31, 1996. This increase is attributed to the financing transaction described above, and the 4% increase in quarterly distributions made by OTEF II.

     1996 versus 1995. As of December 31, 1996, OTEF II held approximately $12.1 million in cash and cash equivalents, an increase of approximately $2.4 million, or approximately 24.5%, from approximately $9.7 million in cash and cash equivalents held as of December 31, 1995. The increase in OTEF II's cash and cash equivalents is due primarily to an increase in payments received from its investments in the Existing MRBs and the Refunding Bonds, and the increase in Accounts Payable and Accrued Expenses of approximately $2.8 million (which represents unpaid litigation and settlement costs). The increase in OTEF II's cash and cash equivalents was offset by administrative, governance and litigation costs associated with the implementation of the 1995 OTEF Restructuring Plan which were paid during 1996.

      Governance   and   administrative   expenses   totaled   approximately
$1.7 million for the year ended December 31, 1996, as compared to approximately $1.4 million for the year ended December 31, 1995 for OTEF II and OTEF. The increase of approximately $0.3 million is primarily attributable to an increase in general legal fees relating to the normal operations of OTEF II and an increase in expense reimbursements to the General Partners and their affiliates.

     Litigation and settlement costs, which are costs associated with defending against the OTEF II Litigation totaled
approximately   $3.2   million   during  the   year   ended   December   31,
1996. This amount includes $2.5 million payable by OTEF II with respect to certain attorney's fees and reimbursement of expenses incurred.

     1995 versus 1994. As of December 31, 1995, OTEF II held approximately $9.7 million in cash and cash equivalents, including the balance transferred from the working capital reserve, an increase of approximately $0.8 million, or approximately 9.5%, from the total of approximately $7.4 million in cash and cash equivalents and $1.5 million in working capital reserve held as of December 31, 1994. The increase in OTEF II's cash and cash equivalents was due primarily to: (i) an increase
in   payments   received  from  its  investments  in  Existing   MRBs,   and
(ii) an Oxford advance of an additional $1 million of its remaining Operating Deficit Guarantees to certain Operating Partnerships which, in turn, used these funds to pay OTEF additional Base Interest in January 1995. The increase in OTEF II's cash and cash equivalents was offset by administrative, governance, issuance, and bond refunding costs associated with the implementation of the 1995 OTEF Restructuring Plan.

     The   Managing   General  Partner  of  OTEF  II   determined   that   a
separate   working   capital   reserve  was   no   longer   warranted   and,
accordingly, the amount of the reserve was combined with cash and cash equivalents for financial statement presentation.

      Governance and administrative expenses totaled approximately $1.2 million for the seven months ended December 31, 1995 that OTEF II was in operation, and approximately $0.2 million for the five months ended May 31, 1995 for OTEF. OTEF II's and OTEF's governance and administrative expenses totaled approximately $1.4 million for the year ended December 31, 1995, as compared to approximately $0.4 million for the year ended December 31, 1994. The increase was primarily attributable to the development of the 1995 OTEF Restructuring Plan.

----------------------------------------------------------------------------
Report of Management
----------------------------------------------------------------------------

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

Existing MRBs

    As of December 31, 1997, OTEF II held Existing MRBs for two of the Operating Partnerships. The Managing General Partner is
continuing its efforts to refund these Existing MRBs. As of December 31, 1997, the Operating Partnerships had cumulative unpaid Base Interest and interest on interest at 8.25% per annum, compounded monthly, of approximately $4.9 million with respect to these Existing MRBs. Under the applicable method of accounting,
this   unpaid   Base   Interest   was  not  reflected   in   the   financial
statements of OTEF II. In connection with the completion of the refundings for 2 of the Existing MRBs during the first quarter of 1997, approximately $24.1 million of cumulative unpaid Base Interest and interest on interest was written off during 1997.

Refunding Bonds

     Series A Bonds. The term of each Refunding Bond and, accordingly, each Mortgage Loan is 30 years following the date of refunding. The Series A Bonds require interest only payments during the first three years and, thereafter, are subject to annual sinking fund redemptions that will result in full amortization of the Series A Bonds during the 27-year remaining term.

     Series A Bond Interest and Principal. The Series A Bonds require pre-determined annual sinking fund redemptions based on a
27-year amortization schedule beginning in the fourth year, calculated with an assumed rate of interest of 5.6% per year.
Series A Bond interest will be set initially at closing of the refundings and reset annually at a market rate based upon a percentage of the then prevailing one-year U.S. Treasury Bill rate, with a maximum rate of 5.6% per annum. The initial interest rate on the Series A Bonds that have been issued to date was 4.9%. On or about December 1997, the interest rate on the
Series A Bonds retained by OTEF II were reset to 4.8%. The interest rate on the Series A Bonds involved in the financing transactions described above under "Recent Developments" was converted from annual reset to a weekly floating rate based on a spread over the PSA index. Upon a remarketing, the Series A Bonds may be converted to a different interest rate mode (fixed or floating) and the interest rates may be modified at that time to reflect the prevailing market interest rates for whatever rate mode and remaining term is then applicable.

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

----------------------------------------------------------------------------
Report of Management
----------------------------------------------------------------------------

    Other Sources. In connection with the closing of the Refunding Bonds, the applicable Operating Partnerships entered into certain pooling agreements which may provide under certain circumstances additional sources of funds to enable them to pay
their   respective   debt   service  on  the  Series   A   Bonds   and   the
Series  B  Bonds  and  related  fees  and  expenses.  As  of  December   31,
1997,   the  aggregate  amount  of  net  excess  cash  flow  held   in   the
Operating Partnership escrows was approximately $1.1 million, including deposits from December's cash flow compared to $0.1 million at the end of 1996.

     The Operating Partnerships have also made additional interest payments on their Existing MRBs and funded certain costs
associated   with   the   bond  refundings  from  two  additional   sources:
advances made by Oxford Development Corporation ("Oxford") pursuant to its operating deficit guarantees, and obligations of Oxford and the Operating Partnerships under the Yield Maintenance Reserve ("YMR") Agreement. At March 4, 1997 all such obligations were fully satisfied.

    Oxford Advances. In 1997, Oxford funded approximately $0.1 million to Colonel I from the proceeds of the Treasury Strip Bond, which has been discussed in previous reports, that it continues to hold from August 15, 1996. At December 31, 1997, Oxford was holding approximately $1.1 million of such proceeds, plus approximately $0.2 million in accrued interest, in an interest-bearing account pending a determination as to which Operating Partnerships these funds should be allocated. This allocation will be based on the individual refunding costs and reserve requirements of the Operating Partnerships. Since August 15, 1996, approximately $0.9 million of these proceeds were advanced to certain Operating Partnerships' based on their individual bond refunding costs and property improvement needs.

Results of Operations

  OTEF II's  Operations

      1997 versus 1996. Distributions to Partners amounted to approximately $14.7 million, or $1.942 per Liquidity BAC and $36.50 per SQB. For financial statement purposes, Net Income and
Net   Income  per  Liquidity  BAC  were  approximately  $16.6  million   and
$2.19, respectively, for the year ended December 31, 1997, as compared to approximately $14.9 million and $1.95, respectively, for the year ended December 31, 1996. Net income per Liquidity
BAC for the year ended December 31, 1997, assuming dilution for stock options granted in 1997, was $2.18.

       OTEF II's revenues for 1997 reflect a decrease of approximately $632,000, or 3%, from 1996. Due to the refunding of ten Existing MRBs in 1996, OTEF II changed its accounting method for these assets from cash to accrual. As a result, OTEF
II's revenues for 1996 reflect interest income for 13 months with respect to the Refunding Bonds, and for 1997 OTEF II's revenues
reflect   only   12  months  of  interest  income  with   respect   to   the
Refunding Bonds.

     For   1997,   OTEF  II's  expenses  decreased  by  approximately   $2.4
million, or 49%, compared to 1996. This decrease in expenses reflects nearly a $2.9 million decrease in litigation costs and a $771,000 decrease in administrative expenses, offset by approximately $840,000 of additional Liquidity and Growth expenses. In addition, commencing in 1997, OTEF II is required to report interest expense attributable to the financing transaction that was completed on August 22, 1997.

      1996   versus   1995.    Distributions   to   Partners   amounted   to
approximately $14.6 million for 1996. This equates to an annual distribution per BAC of $1.904. For financial statement purposes, Net Income and Net Income per BAC were approximately
$14.9 million and $1.95, respectively, for the year ended December 31, 1996. For financial statement purposes, Net Income and Net Income per BAC were approximately $8.4 million and $1.09, respectively, for the seven-month period ended December 31, 1995 for OTEF II under SFAS No. 115, and approximately $2.3 million and $0.298, respectively, for the five-month period ended May 31, 1995, under the equity method of accounting for OTEF.

----------------------------------------------------------------------------
Report of Management
----------------------------------------------------------------------------

      1995   versus   1994.    Distributions   to   Partners   amounted   to
approximately $14.6 million for 1995. This equates to an annual distribution per BAC of $1.904. For financial statement purposes, Net Income and Net Income per BAC were approximately $8.4 million and $1.09, respectively, for the seven-month period ended December 31, 1995 for OTEF II under SFAS No. 115, and
approximately  $2.3  million  and  $0.298,  respectively,  for   the   five-
month   period   ended   May  31,  1995,  under   the   equity   method   of
accounting for OTEF. For the year ended December 31, 1994, Net Income and Net Income per BAC for OTEF were approximately $3.7 million and $0.487 under the equity method of accounting.

      The Partnership's Pro Forma Operations. For purposes of clarity, the Managing General Partner has included an additional "Pro Forma" column in the Statements of Income. This pro forma information has been prepared as if: (i) OTEF II was in existence during the period presented; (ii) OTEF II acquired the assets of OTEF in exchange for OTEF II BACs on January 1, 1995; and (iii) OTEF II began accounting for its investments in the Bonds on that date under the new accounting method. For pro forma financial statement purposes, Net Income and Net Income per BAC were approximately $15.2 million and $1.99, respectively, for the year ended December 31, 1995. Oxford advances of approximately $1
million   made  to  the  Operating  Partnerships  and  paid   to   OTEF   in
January 1995 as additional interest are included in the Statements of Income, but have been excluded from the pro forma columnar presentation, as these payments are nonrecurring in nature.

Summary

      OTEF    II    is    taking   advantage   of   attractive    investment
opportunities.    The   refunding   of   the   Existing   MRBs    held    by
OTEF   II   has   given  OTEF  II  access  to  the  capital  markets.    The
Liquidity BAC Holders should benefit from the increase in value of the OTEF II BACs that is expected to occur as OTEF II acquires
New Assets resulting in more net income and a higher level of distributions to the Liquidity BAC Holders. In addition, the Liquidity BAC Holders should benefit from more efficient market pricing of the OTEF II BACs due to listing of the OTEF II BACs on the American Stock Exchange.

----------------------------------------------------------------------------
Report of Independent Accountants
----------------------------------------------------------------------------

To   the   Partners  and  BAC  Holders  of  Oxford  Tax   Exempt   Fund   II
Limited Partnership:

     We have audited the accompanying balance sheets of Oxford Tax Exempt Fund II Limited Partnership, as successor to the business interest of Oxford Tax Exempt Fund Limited Partnership, as more fully described in Note 2, as of December 31, 1997 and 1996, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's Managing General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oxford Tax Exempt Fund II Limited Partnership as of
December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended
December    31,    1997,    in    conformity   with    generally    accepted
accounting principles.




                                       /S/ Coopers & Lybrand L.L.P.
                                       ----------------------------
                                       Coopers & Lybrand L.L.P.




Washington, D.C.
February 5, 1998
  except for Note 10, as to which the
  date is February 24, 1998.

Oxford Tax Exempt Fund II Limited Partnership
-----------------------------------------------------------------------------
Balance Sheets (in thousands)
-----------------------------------------------------------------------------
December 31,                                      1997             1996
-----------------------------------------------------------------------------
Assets
  Investments in tax-exempt securities          $217,159         $215,529
  Investments in tax-exempt securities
    held in trust                                 38,820                0
  Cash and cash equivalents                       11,694           12,072
  Bond and other interest receivables              1,439            1,132
  Other assets                                     1,551                0
-----------------------------------------------------------------------------
      Total Assets                              $270,663         $228,733
=============================================================================
Liabilities and Partners' Capital
  Liabilities
    Financing debt                              $ 27,174         $      0
    Distributions payable                          3,719            3,643
    Accounts payable and accrued expenses          2,988            3,321
-----------------------------------------------------------------------------
      Total Liabilities                           33,881            6,964
-----------------------------------------------------------------------------
Contingencies and commitments (Notes 9 and 10)

Partners' Capital
  General Partners                                (2,356)          (2,393)
  Limited Partnership Interests:
    Liquidity BAC interests <F1>
      (7,499,875 interests issued and
      7,185,200 interests outstanding
      as of December 31, 1997)                   156,672          161,665
    Status Quo BAC interests (12,587
      interests issued as of April 1,
      1997, 7,093 interests outstanding
      as of December 31, 1997)                     3,885                0
  Unrealized gain on investments                  78,581           62,497
-----------------------------------------------------------------------------
      Total Partners' Capital                    236,782          221,769
-----------------------------------------------------------------------------
      Total Liabilities and Partners' Capital   $270,663         $228,733
=============================================================================

<F1> For comparative purposes, Liquidity BAC Interests have been restated to reflect the 25-for-1 split which occurred on July 1, 1997.

 The accompanying notes are an integral part of these financial statements.


Oxford Tax Exempt Fund II Limited Partnership
---------------------------------------------------------------------------------------------
Statements of Income (in thousands, except per Liquidity BAC amounts which have been restated
                      to reflect the 25-for-1 stock split effective July 1, 1997)
-------------------------------------------------------------------------------||------------
                                                      OTEF II                  ||   OTEF
                                  ---------------------------------------------||------------
                                  For the years ended December 31,|Seven months||Five months
                                  --------------------------------|   ended    ||   ended
                                                         Pro Forma|December 31,||  May 31,
                                     1997        1996     1995<F2>|    1995    ||   1995
------------------------------------------------------------------|------------||------------
                                                                  |            ||
Revenues                                                          |            ||
  Interest on bonds<F1>           $17,734<F5> $19,411<F4> $16,283 |   $9,414   ||  $    0
  Interest on securities held                                     |            ||
  in trust                            667           0           0 |        0   ||       0
  Equity income on investments                                    |            ||
    in Bonds<F1>                        0           0           0 |        0   ||   2,305
  Other, primarily interest on                                    |            ||
    short-term investments            729         351         343 |      196   ||     147
------------------------------------------------------------------|------------||------------
      Total Revenues               19,130      19,762      16,626 |    9,610   ||   2,452
------------------------------------------------------------------|------------||------------
Expenses                                                          |            ||
  Governance and administrative                                   |            ||
    expenses                          921       1,692       1,416 |    1,241   ||     175
  Litigation and settlement costs     265       3,158<F3>       0 |        0   ||       0
  Liquidity & growth costs            840           0           0 |        0   ||       0
  Finance interest expense            462           0           0 |        0   ||       0
------------------------------------------------------------------|------------||------------
      Total Expenses                2,488       4,850       1,416 |    1,241   ||     175
------------------------------------------------------------------|------------||------------
Net income                        $16,642     $14,912     $15,210 |   $8,369   ||  $2,277
==================================================================|============||============
Net income allocated to Liquidity                                 |            ||
BAC holders                       $15,893     $14,614     $14,906 |   $8,202   ||  $2,232
==================================================================|============||============
Net income per  Liquidity BAC     $  2.19     $  1.95     $  1.99 |   $ 1.09   ||  $0.298
==================================================================|============||============
Weighted average Liquidity BACs                                   |            ||
outstanding<F7>                     7,264       7,500       7,500 |    7,500   ||   7,500
==================================================================|============||============
Net Income per Liquidity BAC-                                     |            ||
assuming dilution<F6>             $  2.18        N/A         N/A  |     N/A    ||    N/A
==================================================================|============||============
Weighted average Liquidity BAC-                                   |            ||
assuming dilution<F6><F7>           7,284        N/A         N/A  |     N/A    ||    N/A
==================================================================|============||============
Distribution per  Liquidity BAC   $ 1.942     $ 1.904     $ 1.904 |   $1.428   ||  $0.476
==================================================================|============||============

<F1> On  June 1, 1995, OTEF II adopted  the  provisions  of  Statement  of  Financial
     Accounting  Standards No. 115-Accounting for Certain  Investments  in  Debt  and
     Equity  Securities in connection with the transfer of all assets and liabilities from OTEF to OTEF II.  Under this method, payments on the Existing  MRBs  by the
     Operating  Partnerships were treated as interest income. From October 1, 1987 to
     May 31, 1995, OTEF's investments in the Existing MRBs were accounted  for  under the  equity method, in accordance with Financial Release No.  28  and  a  notice issued to practitioners, dated February 10, 1986, by  the  Accounting  Standards
     Executive Committee.  Under this method, OTEF's  investments  in  Existing  MRBs were: (i) reduced for interest payments (Base Interest) received; (ii) increased or  decreased by OTEF's equity, which was based on its participation percentages in the income or losses of the related Operating Partnerships; and (iii) written down to the fair value of the Properties with such fair value  representing  the present value of the projected cash flows from the Properties.

<F2> This pro forma column has been prepared as if: (i) OTEF II had been in existence during  the  period  presented; (ii) OTEF II had acquired the assets of OTEF  in
     exchange  for  OTEF  II  BACs on January 1, 1995; and (iii) OTEF II   had  began
     accounting  for  its  investments in  the  Bonds  on  that  date  under  the new accounting  method.  Under the  pro  forma  presentation, $1  million  in Oxford advances,  which  were made to the Operating Partnerships in  December 1994 from the U.S. Treasury strip bond that matured November 15, 1994, and paid to OTEF as additional interest in January 1995, have been excluded from the  Statements  of
     Income and the Statements of Cash Flows since these payments are nonrecurring in nature.

<F3> This  amount  includes $2.5 million payable by OTEF II in payment of plaintiff's counsel fees and reimbursement of expenses incurred.

<F4> This  amount  includes  approximately  $1,068,000  representing  an extra months accrual  of  bond interest on the 10 bonds which were  refunded  in  the  fourth quarter of 1996 due to their conversion to "accrual" basis accounting.

<F5> This amount includes approximately $243,000 representing an extra months accrual of bond interest on the two bonds which were refunded in  the  first quarter  of
     1997 due to their conversion to "accrual"  basis accounting.

<F6> In 1997, stock options were granted but not exercised.  (See notes 1 and 4).

<F7> This amount is in thousands and has been restated to reflect the 25-for-1  stock split effective July 1, 1997.

 The accompanying notes are an integral part of these financial statements


Oxford Tax Exempt Fund II Limited Partnership
--------------------------------------------------------------------------------------------------------
Statement of Partners' Capital (in thousands)
--------------------------------------------------------------------------------------------------------
                                                         Limited Partner
                                                            Interests
                                                      -----------------------
                                                                               Unrealized
For the Years Ended                           General   Liquidity    Status      Gain on
December 31, 1997, 1996, and 1995            Partners      BACs     Quo BACs   Investments     Total
--------------------------------------------------------------------------------------------------------
Balance, January 1, 1995
  (predecessor business)                     $(2,322)    $167,068    $    0     $     0       $164,746
========================================================================================================
Capital Contributions, February 9, 1995            1            0         0           0              1

Net income, five months ended
  May 31, 1995 (predecessor business)             45        2,232         0           0          2,277

Net income, seven months ended
  December 31, 1995                              167        8,202         0           0          8,369

Distributions to Partners,
  including $1.904 per BAC<F1>                  (291)     (14,280)        0           0        (14,571)

Unrealized gain on investments                     0            0         0      10,968         10,968

BAC Issuance Costs                                 0       (1,891)        0           0         (1,891)
--------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                    (2,400)     161,331         0      10,968        169,899
========================================================================================================
Net income                                       298       14,614         0           0         14,912

Distributions to Partners,
    including $1.904 per BAC<F1>                (291)     (14,280)        0           0        (14,571)

Unrealized gain on investments                     0            0         0      51,529         51,529
--------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                    (2,393)     161,665         0      62,497        221,769
========================================================================================================
Allocation of SQB Capital                          0       (6,809)    6,809           0              0

SQB Redemptions                                    0           26    (2,992)          0         (2,966)

Net income                                       333       15,893       416           0         16,642

Distributions to Partners,
  including $1.942 per Liquidity BAC<F1>
  and $36.50 per SQB                            (296)     (14,103)     (348)          0        (14,747)

Unrealized gain on investments                     0            0         0      16,084         16,084
--------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                   $(2,356)    $156,672    $3,885     $78,581       $236,782
========================================================================================================

<F1> For comparative purposes Liquidity BAC per share amounts have been restated to reflect the 25-for-1 stock split which occurred on July 1, 1997.

The accompanying notes are an integral part of these financial statements.


Oxford Tax Exempt Fund II Limited Partnership
-----------------------------------------------------------------------------
Statements of Cash Flows (in thousands)
-----------------------------------------------------------------------------
                                                               ||
                                                     OTEF II   ||    OTEF
                                     OTEF II          Seven    ||    Five
                               For the years ended months ended||months ended
                                   December 31,    December 31,||  May 31,
                                 ---------------   ------------||------------
                                 1997       1996       1995    ||   1995
---------------------------------------------------------------||------------
                                                               ||
Operating Activities                                           ||
 Net income<F1>                $16,642    $14,912     $8,369   || $ 2,277
 Adjustments to reconcile net                                  ||
   income to net cash provided                                 ||
   by operating activities:                                    ||
   Equity income from                                          ||
     investments in Bonds<F2>        0          0          0   ||  (2,305)
 Changes in assets and                                         ||
   liabilities:                                                ||
   Bond and other interest                                     ||
     receivable                   (307)    (1,106)         7   ||      (9)
   Due from affiliates               0        310       (310)  ||       0
   Deferred costs                    0          0        555   ||       0
   Accounts payable and                                        ||
     accrued expenses             (333)     2,829         17   ||      97
---------------------------------------------------------------||------------
Net cash provided by                                           ||
  operating activities          16,002     16,945      8,638   ||      60
---------------------------------------------------------------||------------
Investing activities                                           ||
  Investment in new bonds      (24,366)         0          0   ||       0
  Partial redemption of SQBs    (2,966)         0          0   ||       0
  Other assets<F3>              (1,551)         0        123   ||     411
  Working capital reserve            0          0      1,537   ||     (19)
  Payments received from                                       ||
    investments in Bonds<F1>         0          0          0   ||   7,872
---------------------------------------------------------------||------------
Net cash (used in) provided                                    ||
  by investing activities      (28,883)         0      1,660   ||   8,264
---------------------------------------------------------------||------------
Financing activities                                           ||
  Distributions paid to                                        ||
    Partners and BAC Holders   (14,671)   (14,571)    (7,285)  ||  (7,087)
  Proceeds from financing                                      ||
    transactions                27,174          0          0   ||       0
  BAC issuance costs                 0          0     (1,220)  ||    (671)
  Capital contributions              0          0          1   ||       0
---------------------------------------------------------------||------------
Net cash (used) in                                             ||
  financing activities          12,503    (14,571)    (8,504)  ||  (7,758)
---------------------------------------------------------------||------------
Net (decrease) increase in                                     ||
  cash and cash equivalents       (378)     2,374      1,794   ||     566
Cash and cash equivalents,                                     ||
  beginning of period           12,072      9,698      7,904   ||   7,338
---------------------------------------------------------------||------------
Cash and cash equivalents,                                     ||
  end of period                $11,694    $12,072     $9,698   || $ 7,904
===============================================================||============

<F1> On  June  1,  1995, OTEF II  adopted  the  provisions of  Statement   of
     Financial Accounting Standards No. 115 ("SFAS No. 115") Accounting for Certain Investments in Debt and Equity Securities in connection with the transfer of all assets and liabilities from OTEF to OTEF II. Under this method, payments on the Existing MRBs by the Operating Partnerships are treated as interest income.

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

<F3> Other  assets  represent deferred costs incurred in association with the
     Liquidity & Growth Plan financing transaction, prepaid items, and short-term promissory notes associated with the OTEF II Litigation settlement, which are not recurring operating activities.

The accompanying notes are an integral part of these financial statements.


----------------------------------------------------------------------------
Notes to Financial Statements
----------------------------------------------------------------------------

Note 1.  Financial Statements

     The  financial  statements  reflect  all  adjustments  which,  in   the
opinion of the Managing General Partner of Oxford Tax Exempt Fund II Limited Partnership ("Oxford Tax Exempt Fund II, " "OTEF II," or the "Partnership"), are necessary to present fairly OTEF II's financial position as of December 31, 1997 and December 31, 1996, the Statements of Income for the years ended December 31, 1997, December 31, 1996 and December 31, 1995 (unaudited Pro forma) for OTEF II, for the seven-month period ended December 31, 1995 for OTEF II, and for the five-month period ended May 31, 1995 for OTEF, the Statement of Partners' Capital as of December 31, 1997, 1996 and 1995, and the
Statements   of   Cash  Flows  for  the  years  ended  December   31,   1997
and   December   31,   1996   and   for   the   seven-month   period   ended
December   31,   1995  for  OTEF  II,  for  the  five-month   period   ended
May 31, 1995 for OTEF, and the notes thereto, in accordance with generally accepted accounting principles. For purposes of clarity, the Managing General Partner has included an additional column in the Statements of Income. The pro forma information presented for 1995 has been prepared as if: (i) OTEF II was in
existence   during  the  period  presented;  (ii)  OTEF  II   acquired   the
assets of OTEF in exchange for OTEF II BACs on January 1, 1995; and (iii) OTEF II began accounting for its investments in the existing mortgage revenue bonds ("Existing MRBs") on that date under the new accounting method. Under the pro forma presentation, $1 million in Oxford advances made to the Operating Partnerships and paid to OTEF as additional interest in January 1995 have been excluded, since such payments are nonrecurring in nature.

     In February 1997, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards No. 128,
"Earnings   Per  Share"  ("SFAS  No.  128").   Basic  earnings  per   share,
a measure required by the new standard, does not include stock options as common stock equivalents. Diluted earnings per share reflects the potential dilution that could occur if such options or other contracts to issue shares were exercised or resulted in the issuance of an incremental amount of new shares based on the
Treasury Method. The Treasury Method assumes that the proceeds from exercise of the options are used to purchase shares at the average market price during the reporting period, which was
$25.20. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) is included in the denominator of the diluted earnings per share computation. For the impact of OTEF II's option plan, see Note 3. "Net Income and Distributions per Beneficial Assignee Interest (BAC) and SQB".

Note 2.  Business

     The  Partnership,  which  was  formed  under  the  laws  of  the  State
of    Maryland,    commenced   operations   on    March    1,    1995,    in
connection with a plan (the "1995 OTEF Restructuring Plan") to restructure Oxford Tax Exempt Fund Limited Partnership, a
Maryland limited partnership ("OTEF," "Predecessor," or "OTEF II's predecessor"). Oxford Tax Exempt Fund II Corporation, a Maryland corporation, is the Managing General Partner of OTEF II (the "Managing General Partner"). OTEF II Associates Limited Partnership, a Maryland limited partnership, is the associate general partner of OTEF II (together with the Managing General Partner, the "General Partners").

    Refunding and Financing. As of December 31, 1997, OTEF II had completed the refunding of 12 of the Existing MRBs, which comprise approximately 88% of OTEF II's portfolio. The Managing General Partner is continuing its efforts to cause the refunding of the remaining Existing MRBs. Refunding an Existing MRB means exchanging that bond for a newly issued Refunding Bond with approximately the same principal amount, an extended maturity and restructured interest rates that increase each year during the term of the Refunding Bond and that is designed to require each owner of the property securing the Refunding Bond (the "Operating Partnership") to pay substantially all of its projected cash flow as interest on the Refunded Bond.

     The Refunding Bonds are structured so as to consist of senior bonds ("Series A Bonds") and subordinated bonds ("Series B Bonds"). This senior/subordinated structure will permit OTEF II to undertake one or more financing transactions, pursuant to which it will sell all or a portion of the Series A Bonds (or interests therein) that are designated as Liquidity Assets, or
issue   debt   that  may  be  secured  by  such  assets,   new   assets   or
both.    OTEF  II  generally  expects  that  it  will  retain  the   related
Series   B   Bonds   for   the  benefit  of  the   Liquidity   BAC   Holders
(although the Series B Bonds may be utilized to finance the acquisition of new assets), and will retain both the senior Series A Bonds and the subordinated Series B Bonds, or interests therein, that are designated as Status Quo Assets for the benefit of the Status Quo BAC Holders. See Note 7 to these Financial Statements.

----------------------------------------------------------------------------
Notes to Financial Statements
----------------------------------------------------------------------------

      In addition to the proceeds from financing transactions, OTEF II may acquire new assets: (i) from the proceeds of sales or other dispositions of the Refunding Bonds and the proceeds from principal payments with respect to the Refunding Bonds (except for the portion of such proceeds allocable to the SQBs); (ii) from the proceeds of sales or other dispositions of new assets and the proceeds from principal payments with respect to new assets; (iii) from the proceeds of issuances of additional equity securities, including additional limited partnership interests in OTEF II and additional OTEF II BACs; (iv) by issuing additional equity securities in exchange for new assets; or (v) by borrowing funds from lenders or by issuing evidences of indebtedness.

     The Managing General Partner intends to invest primarily in additional mortgage revenue bonds and securities of other entities which primarily hold tax-exempt mortgage revenue bonds.
OTEF   II  also  may  invest  in  multifamily  real  estate,  senior  living facilities or residential health care facilities, or other direct or indirect debt or equity interests in such real estate, some of which may give rise to taxable income, but the Managing General Partner does not currently expect that these investments will be a significant part of its business in the foreseeable future.
(All   of   the   foregoing   are   referred   to   collectively   as   "New
Assets"   or   "Liquidity  &  Growth  Bonds").   OTEF  II   generally   will
acquire additional mortgage revenue bonds and taxable bonds that are not rated by any of the nationally recognized rating agencies (such as Moody's Investor Services, Inc. or Standard & Poor's Ratings Group) and that are not credit-enhanced at the time of
acquisition,  although  OTEF  II  may  seek  to  have  all  or   a   portion
of such bonds credit-enhanced or rated at a future date. It also is expected that OTEF II may invest in bonds, including bonds that may be secured by bonds or mortgages that are subordinated to senior bonds or mortgages held by third parties, on terms that will permit it, in many cases, to participate (either through stepped interest rates or otherwise) in the future growth and increase in value of the properties financed by such bonds. In addition, in the case of bonds that require restructuring, it is anticipated that OTEF II may be able to acquire such bonds on a
discounted   basis,  that  is,  where  the  nominal  principal   amount   of
the bond exceeds the purchase price and/or the estimated current liquidation value of the underlying property.

     Financing Transaction. On August 22, 1997, OTEF II closed the first of a series of transactions that will enable it to acquire New Assets in accordance with the Liquidity and Growth Plan. OTEF II securitized approximately $39 million of Series A Bonds collateralized by four properties. OTEF II retained all of its interest in the corresponding Series B Bonds. In addition, OTEF II applied approximately $12 million of the proceeds to the purchase of a subordinated interest in this securitization transaction. Substantially all of the net proceeds from this transaction were invested by OTEF II in the New Assets described below. The portion of the net proceeds of this financing that is not invested in New Assets was temporarily invested in liquid tax-exempt money market securities. These short-term securities earned interest ranging from 2.9% to 4.1% during the period. OTEF II also retained certain rights to reacquire the securitized assets.

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

     New   Assets.   On  December  30,  1997,  OTEF  II  used  substantially
all of the proceeds acquired from the financing transaction discussed above to acquire two tax-exempt bonds collateralized by two garden apartment communities located in Texas. These properties are owned by Carpenter-Oxford Associates Limited Partnership and Dallas-Oxford Associates Limited Partnership, respectfully, both of which are affiliates of OTEF II's Managing
General Partner. The combined face amount of the bonds acquired, after cancellation of $6.5 million by the bond trustees, was approximately $27.9 million. The bonds were purchased from a third party for approximately $24.4 million. The existing Dallas and Carpenter bonds mature on March 1, 2006, except that they are subject to mandatory redemption on July 1, 2000, unless alternative security is provided on or prior to that date. These bonds currently bear a weighted average interest rate of 7.54%
per   annum  based  on  the  outstanding  principal  balance.   Due  to  the
discounted purchase price, the 8.6% yield to OTEF II is higher than the stated coupon rate on the bonds. For financial statement purposes these bonds are reflected at their purchase price. The properties collateralizing these bonds have an aggregate appraised value of $28 million. The partnerships and
OTEF   II  agreed  to  use  reasonable  commercial  efforts  to  cause   the

----------------------------------------------------------------------------
Notes to Financial Statements
----------------------------------------------------------------------------

issuance of refunding bonds, or modification of the existing bond documents to achieve the following principal terms: (i)
principal amount of bonds equal to the sum of OTEF II's purchase price for the bonds and acquisition costs, (ii) fixed interest at a rate of 7.25% per annum, (iii) 30-year maturity with a mandatory redemption/remarketing on the seventh anniversary of the refunding or restructuring, and (iv) optional redemption by the partnerships on and after the fourth anniversary upon payment of a sliding scale premium or at any time with the consent of
OTEF II. The Managing General Partner anticipates that an additional $3.5 million of bonds will be cancelled upon refunding or restructuring. In addition, each of the partnerships has the right to repurchase its respective bonds from OTEF II on certain terms and conditions if they determine they will not be able to obtain the consent of the issuers to refund or modify the bonds as described above. No assurances can be given that the partnerships and OTEF II will be able to cause the bonds to be refunded or modified in the manner described above.

    As a condition of the purchase, OTEF II has agreed to advance in the aggregate of $1.6 million to Carpenter-Oxford Associates Limited Partnership and Dallas-Oxford Associates Limited
Partnership.    The  loans  will  bear  interest  at  an  annual   rate   of
9.30%  payable  monthly  in  arrears.    The  principal  of  the  loans   is
due at maturity which shall be the earlier of July 1, 2000, or repurchase of the bonds by the borrower. The purpose of the loans is to provide funds for property improvements, partnership costs, bond refunding and restructuring costs. On January 5, 1998, OTEF II advanced, in aggregate $0.9 million to Carpenter-Oxford Associates Limited Partnership and Dallas-Oxford Associates Limited Partnership for this purpose. It is anticipated that the additional $0.7 million will be advanced at the time of refunding or restructuring. The interest income on these loans will be taxable in 1998. The maturity date will be revised when these bonds are refunded or modified in the manner described above.

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

     Income  Taxes.   No  provision  has  been  made  for  federal,   state,
or local income taxes in the financial statements of OTEF II since the Partners and OTEF II, formerly OTEF, BAC Holders (collectively, "OTEF II BAC Holders") are required to report on their individual tax returns their allocable share of taxable income, gains, losses, deductions, and credits of OTEF II.

      Transfer   of   Bonds   and   Change   in   Accounting   Method.    As
previously   reported,   on   June  1,  1995,   the   Existing   MRBs   were
transferred from OTEF to OTEF II at their book value of approximately $153 million. The OTEF II Managing General Partner estimated at December 31, 1997 that the fair value of the
Existing MRBs was approximately $232 million and, accordingly, OTEF II recorded a credit to Partners' Capital in an amount equal to approximately $79 million of unrealized gain on these investments. The current fair value of the Existing MRBs was determined by the Managing General Partner using the same cash flow methodology applied by a major investment banking firm in connection with structuring advice rendered to OTEF II and its predecessor with respect to the 1995 OTEF Restructuring Plan. The Series A Bonds are valued at par based on comparable municipal bond securities, and all other bonds (the Existing MRBs and the Series B Bonds) are valued based on a discounted cash flow analysis. For this purpose the applicable cash flows are based on certain assumptions concerning the Properties and the markets in which they are located, including the timing and realization of such cash flows. The Dallas and Carpenter bonds are recorded at cost, which is equal to their fair market values at December 31, 1997.

     In connection with the transfer of the Existing MRBs to OTEF II and the change in the Managing General Partner from Oxford Tax Exempt Fund I Corporation to Oxford Tax Exempt Fund II
Corporation, OTEF II adopted a new accounting method governed by the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Under this method: (i) the Existing MRBs are reflected at their current estimated fair value on the face of the Balance Sheet, with cumulative unrealized gains or losses being charged or credited as unrealized gains or losses on investments and included in capital as applicable, rather than reflected in the Statements of Income, and (ii) cash payments on the bonds received from the Operating Partnerships are treated as interest income on the Existing MRBs. Accrued interest on the Series A and Series B Bonds as of December 31,
1997 was $0.5 million and $0.9 million respectfully, or $1.4 million in total and as of December 31, 1996 was approximately
$0.4   million   and  $0.7  million,  respectively,  or  $1.1   million   in
total.

----------------------------------------------------------------------------
Notes to Financial Statements
----------------------------------------------------------------------------

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

     The   change   in   accounting  treatment   for   financial   reporting
purposes  is  technical  in  nature  and  does  not  affect  the  amount  of
payments   received   by  OTEF  II  or  the  level   of   distributions   to
OTEF   II  BAC  Holders.   In  addition,  this  change  has  no  effect   on
the tax-exempt nature of OTEF II's net income or the obligation of the Operating Partnerships to make all payments due on the Bonds. To permit OTEF II BAC Holders to evaluate the results of operations of OTEF II, as reported under the new accounting method, the Managing General Partner has included an additional column in the Statements of Income which reflects the operations of OTEF II as if: (i) OTEF II was in existence during the period presented; (ii) OTEF II acquired the assets of OTEF in exchange
for   OTEF   II  BACs  on  January  1,  1995;  and  (iii)  OTEF   II   began
accounting for its investments in the Bonds on that date under the new accounting method. Under the pro forma presentation, approximately $1 million in Oxford advances made to the Operating
Partnerships and paid to OTEF in January 1995 as additional interest have been excluded since these payments are nonrecurring in nature.

     Net   Income   and  Distributions  per  Beneficial  Assignee   Interest
(BAC)   and   SQB.    Net  income  and  distributions  per   BAC   and   net
income and distributions per Status Quo BAC ("SQB") are based upon the weighted average number of BACs and SQBs outstanding during the applicable year. For the first quarter of 1997, there
were   7,499,875  BACs  outstanding.   On  April  1,  1997,   314,675   BACs
were converted to 12,587 SQBs, leaving 7,185,200 Liquidity BACs outstanding at December 31, 1997. Of the BACs converted to SQBs, 5,484 were redeemed on August 1, 1997. An additional 10 SQBs were redeemed on November 30, 1997, leaving 7,093 SQBs outstanding at December 31, 1997. Subsequent to December 31, 1997, an additional 25 SQBs were redeemed. All SQBs were redeemed at a price of $540 per SQB. On a diluted basis, the weighted average outstanding shares for the period including stock options were 7,283,795.

     Statements of cash flows. The statements of cash flows are intended to reflect only cash receipts and cash payment activity.
The   statements   do   not   reflect  investing  and   financing   activity
that affect recognized assets or liabilities and do not result in cash receipts or cash payments. This non-cash activity consists of distributions payable to Partners, SQB holders and OTEF II BAC Holders of $3.7 million for December 31, 1997 and $3.6 million for December 31, 1996 and 1995, and an unrealized gain on investments of $79 million recognized in accordance with SFAS No. 115, as discussed above.

     Cash and cash equivalents. Cash and cash equivalents consist of all demand deposits and tax-exempt money market funds stated at cost, which approximates market value, with original maturities of three months or less.

     Litigation and settlement costs. Litigation and settlement costs associated with defending against the OTEF II Litigation totaled $3.2 million during the year ended December 31, 1996. This amount includes $2.5 million payable by OTEF II with respect to plaintiff's counsels' fees and reimbursement of expenses incurred. OTEF II paid $1 million in 1997 and anticipates that it will pay the $1.5 million balance due plaintiffs' counsel later during 1998. Approximately an additional $0.3 million of such costs were incurred in 1997.

----------------------------------------------------------------------------
Notes to Financial Statements
----------------------------------------------------------------------------

     Financing Transaction. For financial statement purposes, the Financing Transaction described in Note 2 is accounted for as a financing transaction. Accordingly, the amount of the Series A Bonds financed of approximately $39 million is reflected as
Securities Held in Trust, the net cash proceeds are classified as Cash and Cash Equivalents and the difference between the principal amount of the Series A Bonds financed and the principal amount of the subordinated interest acquired by OTEF is classified as Financing Debt. The Financing Debt bears interest at the Public Securities Association weekly floating rate index ("PSA") plus approximately 80 to 85 basis points, which averaged 4.46% from the date of closing through December 31, 1997. Costs associated with this financing transaction which are included in "Other assets" are being amortized over 10 years for financial statement purposes, and costs associated with the interest rate
cap   are   being   amortized   over  the  life   of   the   interest   rate
agreement, which is 3 years. For federal income tax purposes, this transaction is treated as a sale by OTEF II of the Series A Bonds and a purchase of the subordinated interests, which resulted in a $3.8 million capital loss.

     Accounting   for  SQBs.   The  SQBs  are  designed  to  replicate,   to
the extent possible, the economic interest that the holders of the SQBs (the "Status Quo BAC Holders") would have had in the
Existing MRBs, as refunded, if the partnership agreement for Oxford Tax Exempt Fund Limited Partnership ("OTEF"), OTEF II's predecessor, had continued to govern and the Liquidity and Growth Plan was not implemented.

     Approximately  4.2%  of  the  OTEF  II  BAC  holders  made   a   timely
election to convert their OTEF II BACs to SQBs. Effective April 1, 1997, OTEF II issued the SQBs, representing 12,587 shares, in uncertificated, book-entry form. Effective August 1, 1997, OTEF II redeemed 5,484 SQBs for approximately $3.0 million. The
redeemed   SQB   Holders   received  a  final   prorated   amount   of   the
distribution     that    was    declared    for    the     quarter     ended
September 30, 1997, paid on November 14, 1997. On November 30, 1997 an additional 10 SQBs were redeemed at the $540 price, with no distribution. All SQBs were redeemed at a price of $540 per SQB.

     For   financial  statement  purposes,  the  SQBs  are  treated   as   a
separate class of security and, accordingly, net income allocated to SQB holders, net income per SQB, and distribution per SQB are reflected separately from the OTEF II BAC Holders on the Statement of Partners' Capital. The SQBs were not split as were the OTEF II BACs on July 1, 1997. The redeemed SQBs are reflected as a reduction of Partners' Capital and were offset against the SQB Holders' interests when redeemed.

     The  SQB  Holders  do  not  share  in  the  growth  or  other  benefits expected to be achieved under the Liquidity and Growth Plan. In addition, the SQBs will not be allocated any capital losses for federal income tax purposes that may result from the disposition
of   the   Refunding   Bonds  or  interests  therein  or   new   assets   in
connection with a financing undertaken pursuant to the Liquidity and Growth Plan. A schedule of SQB income as of December 31, 1997 is as follows:

------------------------------------------------------------------------------
STATEMENT OF STATUS QUO BAC INCOME (in thousands, except per interest amounts)
(Unaudited)
------------------------------------------------------------------------------
                                                               Pro Forma
                                     Nine months ended    Twelve months ended
                                   December 31, 1997<F1> December 31, 1997<F2>
                                   -------------------------------------------
Revenues
  Interest on bonds                      $   431               $   620
  Other interest                               9                    13
------------------------------------------------------------------------------
                                             440                   633
Expenses
  Governance and administration               18                    31
  Litigation expenses                          6                    10
------------------------------------------------------------------------------
Net income allocated to SQB holders      $   416               $   592
==============================================================================
Net income per SQB                       $ 43.62               $ 57.50
==============================================================================
Distributions to SQB holders             $   348               $   498
==============================================================================
Distribution per SQB                     $ 36.50               $ 48.34
==============================================================================
Weighted Average SQBs outstanding          9,538                10,300
==============================================================================

<F1>  SQBs  were issued on April 1, 1997.
<F2>  This  Pro  Forma  presentation includes  the  SQB  holders' earnings for the first quarter of the year, before their Beneficial Assignee Certificates (BACs) were converted to SQBs, in addition to their nine months of SQB earnings.

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

   This Information Memorandum states that, subject to receipt of a fairness opinion from OTEF II's independent real estate consultant, non-tendered SQBs will be purchased or redeemed by OTEF II at such time as the Managing General Partner believes that it would be in the best interests of OTEF II and the holders of the non-tendered SQBs, but in no event later than December 31, 2006, which date may be extended under certain circumstances. The purchase or redemption price will be the fair market value of the Status Quo Assets at the time of liquidation, less the costs of sale.

Note 4.  Related Party Transactions

    Interests in OTEF II and the Operating Partnerships. The General Partners own interests in OTEF II that entitle them to receive a share of OTEF II's cash flow and possibly of sale, refinancing and liquidation proceeds. The percentage interests of the General Partners in OTEF II are the same as the percentage interests of the General Partners in OTEF. Distributions to the General Partners totaled approximately $0.3 million for December 31, 1997, 1996 and 1995.

    Affiliates of the Managing General Partner that are general and limited partners of the Operating Partnerships have an interest in the Operating Partnerships that entitles them to receive a share of any cash flow and sale, refinancing and liquidation proceeds of the Operating Partnerships. Since inception, the Operating Partnerships have not been able to make any distributions of cash flow to their respective partners. In addition, in connection with the 1995 OTEF Restructuring Plan and after the Existing MRBs are refunded, all cash flow attributable to these interests will be pledged for the benefit of OTEF II. At the end of 1997, OTEF II acquired the tax-exempt bonds that are collaterlized by the properties owned by Dallas-Oxford Associates Limited Partnership and Carpenter-Oxford Associates Limited Partnerships, both of which are affiliates of the Managing General Partner of OTEF II. Affiliates of the Managing General Partner receive fees from these partnerships and serve as their general partners, which entitles them to a share of any cash flow and refinancing and liquidation proceeds from these partnerships.

   Compensation and Fees. For the years ended December 31, 1997, 1996 and 1995, the Operating Partnerships paid ORFG total asset management fees of approximately $0.6 million, respectively. The Operating Partnerships also paid ORFG, in the aggregate, $0.7 million of fees pursuant to the OTEF Restructuring Plan Administration/Asset Management Fee Agreement, which amount is equal to 0.25% per annum of the principal amount of the bonds collateralized by the properties owned by the Operating Partnerships ("Existing Mortgaged Properties").

    As discussed above, ORFG provides various management services relating to the Existing Mortgaged Properties and OTEF II's investment therein. It will provide additional services in connection with OTEF II's investment in New Assets, as described below. The fees payable to ORFG for the services it is providing currently (the "Existing Fees") are operating expenses of the Operating Partnerships that are payable prior to the payment of interest on the Existing MRBs. OTEF II did not pay any fees to ORFG in 1997 in connection with OTEF II's investment in New Assets.

    ORFG is entitled to an acquisition fee for finding, analyzing and acquiring New Assets. The acquisition fee, which is payable on the closing of any transaction in which OTEF II acquires a New Asset, is equal to 1.0% of (i) the purchase price paid by OTEF II for the New Asset, or (ii) with respect to a New Asset which is subordinated in payment to senior indebtedness, the sum of (A) the purchase price paid by OTEF II for its subordinated interest and (B) the principal amount of the senior interest, if any; provided, however, that no acquisition fee shall be paid with respect to the principal amount of any such senior interest if OTEF II has not purchased the senior interest and neither the
Managing General Partner nor any of its affiliates had any material involvement in the negotiation, structuring or closing of the purchase of the senior interest. In the case of a New Asset which is subordinated in payment to senior indebtedness as of the closing of the transaction in which OTEF II acquires its interest, the maximum acquisition fee payable shall be equal to 2.5% of the purchase price paid by OTEF II for such interest as of the date of closing. ORFG's 1% acquisition fee attributable to the New Asset transaction described above is contingent upon, among other things, receipt of approval by the investor limited partners of the Dallas and Carpenter partnerships. It is anticipated that ORFG's acquisition fees will be earned and paid by the Dallas and Carpenter partnerships in 1998. No acquisition fees were paid to ORFG in 1997.

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

    OTEF II also will pay ORFG an advisory fee for managing OTEF II's New Assets after their acquisition. The advisory fee, which is payable annually, is equal to 0.5% of (i) the purchase price paid by OTEF II for a New Asset, or (ii) with respect to a New Asset which is subordinated in payment to senior indebtedness, the sum of (A) the purchase price paid by OTEF II for its subordinated interest and (B) the principal amount of the senior interest; provided, however, that if an affiliate of the Managing General Partner is receiving fees for property management services pursuant to a property management agreement entered into with the owner of an Additional Mortgaged Property, the advisory fee will be equal to 0.5% of the purchase price paid by OTEF II for the related New Asset. In addition, if the Managing General Partner receives in any year compensation or fees from an unaffiliated person that serves as the property manager for the Additional Mortgaged Property, the amount of the advisory fee payable with respect to the related New Asset shall be reduced by 50% of any such compensation or fees received by the Managing General Partner. The advisory fees associated with the acquisition of the Dallas and Carpenter bonds will commence in 1998. No advisory fees were paid to ORFG in 1997.

     Expense Reimbursements. OTEF II and the Operating Partnerships also reimburse ORFG for certain expenses it incurs in providing services with respect to the Existing Mortgaged Properties and the administration of OTEF II's affairs. Total reimbursements to the General Partners and their affiliates for the years ended December 31, 1997, 1996 and 1995 were approximately $0.6 million, $0.4 million, and $0.1 million, respectively. The Managing General Partner anticipates that the amount of expense reimbursements payable by OTEF II will increase in accordance with the terms of OTEF II's partnership agreement due, in part, to the additional acquisition and financing activities relating to the Liquidity and Growth Plan. The portion of the expense reimbursement relating to salaries is determined based on the actual time the officers and employees devote to OTEF II based upon their respective wage rate.

    Incentive Option Plan. On May 21, 1997, OTEF II adopted an incentive option plan (the "Incentive Option Plan") in order for the Managing General Partner to attract and retain key employees and advisers. The Incentive Option Plan authorizes the granting to the directors, officers and employees of the Managing General Partner and certain affiliates of options to purchase 652,125 OTEF II BACs (on a post-split basis), representing approximately 8.3% of the outstanding OTEF II BACs on a fully diluted basis. Such options are exercisable for 10 years. The Managing General Partner has awarded all of the OTEF II BACs authorized under the terms of the Incentive Option Plan. Of the 652,125 options, 613,000 were fully vested upon issuance and 39,125 are vested equally over 3 years commencing January 1, 1998. The exercise price for all options is $23.88 per BAC. As of December 31, 1997, assuming the fully vested options were exercised on December 31, 1997 at $25.31 per OTEF II Liquidity BAC, the compensation expense is approximately $0.9 million. This amount is being amortized over the life of the options in accordance with the Statement of Financial Accounts Standards No. 123.

Note 5.  Capital, Profits, Losses, and Cash Distributions

    The following discussion summarizes certain rights of the Liquidity BAC Holders and the SQB Holders following the SQB
Issuance Date.

Rights to Allocations and Distributions

   Capital Accounts. Following the Status Quo BAC Issuance Date, the BAC Holders who retained their OTEF II BACs initially had the same Capital Accounts as they had prior to the Status Quo BAC Issuance Date. Their Capital Accounts and the Capital Accounts of the other Liquidity BAC Holders (the "Liquidity Capital Accounts") are increased by Profits relating to the Liquidity Assets and the New Assets ("Liquidity Profits"), but not by any Profits relating to the Status Quo Assets ("Status Quo Profits"), and are reduced by the amount of all distributions made to them by OTEF II (which distributions are made only from cash flow attributable to the Liquidity Assets and the New Assets, the "Liquidity Cash Flow") and Losses relating only to the Liquidity Assets and the New Assets ("Liquidity Losses"), but not by any Losses relating to the Status Quo Assets ("Status Quo Losses").

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

    Status Quo BAC Holders also initially had the same Capital Accounts as they had prior to the conversion of their OTEF II BACs into SQBs. Their Capital Accounts (the "Status Quo Capital Accounts") are increased by the Status Quo Profits, but not by any Liquidity Profits, and are reduced by the amount of all distributions made to them by OTEF II (which distributions will be made only from cash flow attributable to the Status Quo Assets, the "Status Quo Cash Flow") and all Status Quo Losses, but not by any Liquidity Losses. OTEF II maintains two Capital Accounts (a Liquidity Capital Account and a Status Quo Capital Account) for BAC Holders who elected to convert only a portion of their OTEF II BACs into SQBs.

    Distributions of Cash Flow.  Liquidity Cash Flow  and  Status
Quo Cash Flow are distributed as described below.

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

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

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

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

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

Note 6.  BAC Holder Rights Plan

    OTEF II and the Managing General Partner entered into a BAC Holder Rights Agreement dated May 30, 1995 with Crestar Bank which governs the terms of the BAC Holder Rights Plan. Under the BAC Holder Rights Plan, one Right was issued for each outstanding OTEF II BAC to OTEF II BAC Holders of record immediately following the distribution of the OTEF II BACs to the holders of OTEF BACs. Each Right entitles the holder thereof to buy one OTEF II BAC at an exercise price of $1,000, subject to adjustment, until May 30, 2005, or an earlier redemption by OTEF II .

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

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

Note 7.  Investments in Tax-Exempt Securities

    As shown in the table below, as of December 31, 1997, OTEF II owned three Existing MRBs and 12 new Refunding Bonds, all of which are collateralized by Mortgage Loans on the Existing Mortgaged Properties. The safekeeping and administration of the bonds is performed by a custodian under the Custody Agreement and by various trustees under the terms of the Trust Indentures. Substantially all of the proceeds from the issuance of the Existing MRBs were used to make Mortgage Loans to the Operating Partnerships. Additionally, on December 30, 1997, OTEF II acquired two additional tax-exempt revenue bonds collateralized by garden apartments. These bonds are identified as "New Bonds".

    OTEF's rights under the Mortgage Loans are defined by, and dependent on, the terms and conditions of the bonds. Each of the Mortgage Loans is collateralized by a first mortgage on each of the Existing Mortgaged Properties which, together with rents, has been assigned to the indenture trustee of the bonds as collateral for the benefit of OTEF as bondholder.

    Other Sources. In connection with the closing of each Refunding Bond, the applicable Operating Partnerships entered into certain pooling agreements which may provide under certain circumstances additional sources of funds to enable them to pay their respective debt service on the Series A Bonds and the Series B Bonds and related fees and expenses. As of December 31, 1997, the aggregate amount of net excess cash flow held in the Operating Partnership escrows was approximately $1.1 million, including deposits from December's cash flow.

    The Operating Partnerships have also made additional interest payments on their Existing MRBs and funded certain costs associated with the bond refundings from two additional sources: advances made by Oxford Development Corporation ("Oxford") pursuant to its operating deficit guarantees, and obligations of Oxford and the Operating Partnerships under the Yield Maintenance Reserve ("YMR") Agreement. At December 31, 1996, only approximately $0.2 million of YMR obligations were outstanding; these were satisfied in full on March 4, 1997. As previously discussed in prior reports, Oxford is continuing to hold proceeds from the approximately $2 million Treasury strip bond that it received on August 15, 1996. At December 31, 1997, Oxford was holding approximately $1.3 million of such proceeds in an interest-bearing account pending a determination as to which Operating Partnerships these funds should be allocated. This allocation will be based on the individual refunding costs and reserve requirements of the Operating Partnerships.

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

-----------------------------------------------------------------
Schedule of Investments in Tax-Exempt Securities
-----------------------------------------------------------------
                                             December 31,
                                       ------------------------
  (In thousands)                        1997      1996     1995
-----------------------------------------------------------------
Existing MRBs (not refunded
  as of 12/31)                       $ 15,796  $ 40,288  $153,032
A Bonds (refunded as of 12/31)         56,076    65,781         0
B Bonds (refunded as of 12/31)         59,968    46,963         0
New bonds (not refunded as
  of 12/31)                            24,366         0         0
-----------------------------------------------------------------
                                      156,206   153,032   153,032
Adjustment for unrealized gains        60,953    62,497    10,968
-----------------------------------------------------------------
  Subtotal investment in
    tax-exempt securities            $217,159  $215,529  $164,000
-----------------------------------------------------------------
Investments in securities
  held in trust                        21,192         0         0
Adjustment for unrealized gains        17,628         0         0
-----------------------------------------------------------------
  Subtotal investment in tax-exempt
    securities held in trust           38,820         0         0
-----------------------------------------------------------------
  TOTAL                              $255,979  $215,529  $164,000
=================================================================

   Existing MRBs.  As of December 31, 1997, OTEF II held Existing
MRBs for two of the Operating Partnerships.  The Managing General
Partner is continuing its efforts to cause the refunding of these Existing MRBs.

   The table below sets forth the cumulative Unpaid Base Interest and Interest on Unpaid Base Interest as of December 31, 1997 for
Existing MRBs:

---------------------------------------------------------------------------
                                                (In thousands)
                                 ------------------------------------------
                                 Interest on Unpaid     Unpaid
Property Name/Partnership Name     Base Interest     Base Interest   Total
---------------------------------------------------------------------------
San Bruno (San Bruno)
  (2 Existing MRB's)                   $  126           $  889      $1,015
The Harbour (Apollo)                    1,277            2,638       3,915
---------------------------------------------------------------------------
                                       $1,403           $3,527      $4,930
===========================================================================

     Under the equity method, no interest was accrued. Additionally, no interest has been accrued under SFAS No. 115, as collection is highly unlikely. For tax purposes, since the collection of such interest was highly unlikely, recognition of accrued interest income was suspended. However, prior to this suspension, approximately $4 million of interest had been accrued for federal income tax purposes on certain Existing MRBs. As of December 31, 1996 all of this accrued interest had been written off for tax purposes. These Existing MRBs were refunded, and the Unpaid Base Interest for the applicable Operating Partnerships was forgiven. This forgiveness had no financial statement impact.

    Refunding Bonds (Series A Bonds). The term of each Refunding Bond and, accordingly, each Mortgage Loan is 30 years following the date of refunding. The Series A Bonds require interest only payments during the first three years and, thereafter, are subject to annual sinking fund redemptions that will result in full amortization of the Series A Bonds during the 27-year remaining term.

    Series A Bond Interest and Principal. The Series A Bonds require pre-determined annual sinking fund redemptions based on a 27-year amortization schedule beginning in the fourth year, calculated with an assumed rate of interest of 5.6% per year. Series A Bond interest was set initially at closing of the refundings  and  reset annually at a market  rate  based  upon  a percentage of the then prevailing one-year U.S. Treasury Bill rate, with a maximum rate of 5.6% per annum. The initial interest rate on the Series A Bonds that have been issued to date is 4.9%. On or about December 1997, the interest rates on the Series A Bonds retained by OTEF II were reset to 4.8%. The interest rate on the Series A Bonds involved in the financing transactions completed by OTEF II were converted from annual reset mode to a floating rate based on a spread over the PSA index. Upon a remarketing, the Series A Bonds may be converted to a different interest rate mode (fixed or floating) and the interest rates may be modified at that time to reflect the prevailing market interest rates for whatever rate mode and remaining term is then applicable.

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

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

    The  Combined Rates on the Refunding Bonds over the  next  10 years are as follows:

-------------------------------------------------------------------------------------
                  1997  1998  1999  2000  2001  2002  2003  2004   2005   2006   2007
-------------------------------------------------------------------------------------
Akron            8.50% 8.76% 9.04% 8.38% 8.73% 9.07% 9.43% 9.82% 10.22% 10.65% 11.11%
Allview<F1>      7.38% 7.48% 7.77% 7.24% 7.54% 7.82% 8.12% 8.44%  8.77%  9.12%  9.50%
Colonel          4.36% 4.45% 4.61% 4.23% 4.90% 5.08% 5.26% 5.46%  5.66%  5.87%  6.09%
Fox Valley       7.12% 7.22% 7.50% 6.95% 7.23% 7.51% 7.79% 8.10%  8.42%  8.75%  9.11%
Middletown       7.28% 7.39% 7.67% 7.13% 7.42% 7.70% 8.00% 8.31%  8.64%  8.99%  9.36%
Ocala            8.50% 8.60% 8.94% 8.35% 8.70% 9.04% 9.39% 9.77% 10.17% 10.60% 11.05%
Schaumburg       6.05% 6.14% 6.38% 5.84% 6.09% 6.32% 6.56% 6.81%  7.08%  7.36%  7.65%
Southridge       5.23% 5.33% 5.53% 5.11% 5.32% 5.52% 5.72% 5.93%  6.16%  6.39%  6.64%
Tidewater<F1>    7.19% 7.29% 7.57% 6.98% 7.27% 7.56% 7.85% 8.16%  8.49%  8.84%  9.21%
Travis           5.33% 5.43% 5.63% 5.14% 5.36% 5.56% 5.76% 5.98%  6.21%  6.45%  6.70%
Westridge<F1>    6.12% 6.22% 6.46% 5.97% 6.22% 6.45% 6.69% 6.95%  7.22%  7.50%  7.80%
Williamsburg<F1> 7.64% 7.74% 8.05% 7.47% 7.78% 8.09% 8.40% 8.74%  9.09%  9.47%  9.86%
-------------------------------------------------------------------------------------

<F1> Note that even though the Series A  Bonds  bears  interest  at  a spread over the weekly PSA floating rate index, as previously described under "Financing Transaction", the rate associated with the related Series B Bonds must fluctuate to maintain the "Combined Rate" stated above. Consequently, the financing transaction has no effect on the combined rate of these select bonds.

    The Combined Rates decrease in the fourth year following the date of refunding due to the principal payments commencing under the Refunding Bonds and, thereafter, the Combined Rates increase every year through the remaining term of the Refunding Bonds.

    New Bonds. The Managing General Partner anticipates that the Dallas and Carpenter bonds will be refunded in 1998. Their current maturity date is March 1, 2006, except that they are subject to mandatory redemption on July 1, 2000, unless alternative security is provided on or prior to the date. The Carpenter and Dallas partnerships and OTEF II agreed to use reasonable commercial efforts to cause the issuance of refunding bonds, or modification of the existing bond documents to achieve the following principal terms: (i) principal amount of bonds equal to the sum of OTEF II's purchase price for the bonds and acquisition costs, (ii) fixed interest at a rate of 7.25% per annum, (iii) 30-year maturity with a mandatory redemption/remarketing on the seventh anniversary of the refunding or restructuring, and (iv) optional redemption by the partnerships on and after the fourth anniversary upon payment of a sliding scale premium or at any time with the consent of OTEF
II. In addition, each of the Carpenter and Dallas partnerships has the right to repurchase its respective bonds from OTEF II on certain terms and conditions if they determine they will not be able to obtain the consent of the issuers to refund or modify the bonds as described above. No assurances can be given that the partnerships and OTEF II will be able to cause the bonds to be refunded or modified in the manner described above. The existing and anticipated rates on these bonds are as follows:

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

-----------------------------------------------------------------
Investments                  Existing      Anticipated Rate
in New Bonds                   Rate          At Refunding
-----------------------------------------------------------------
Carpenter                      8.02%             7.25%
Dallas                         6.87%             7.25%
-----------------------------------------------------------------
Combined                       7.54%<F1>         7.25%<F2>
=================================================================

<F1> In  connection  with these transactions, OTEF II  will  also hold taxable loans bearing interest at 9.30% per annum. The weighted average combined effective interest rate, including the rate earned on the taxable loans, is 8.64% during the interim period prior to refunding and is anticipated to be 7.375% per annum after the refunding.

<F2> No  assurances  can  be given that the terms described above can be achieved.

       41-42

----------------------------------------------------------------------------------------------------------------------------------
Notes to Financial Statements
----------------------------------------------------------------------------------------------------------------------------------
Note 7. Investments in Bonds (continued)

    Information on the Bonds as of December 31, 1997 and 1996 (in 000's) and the related properties is as follows:

                                                                                       1997    1996
                                                      Carrying Value at 12/31/97       Unrealized     Total    Monthly Interest
                                         Combined ---------------------------------- --------------- Carrying --------------------
                              Maturity     Face   Existing                           Gain or Gain or Value @  Existing   A     B
Bond Investment                 Date      Amount    Bond    A Bond   B Bond   Total   (Loss)  (Loss) 12/31/96   Bond   Bond  Bond
----------------------------------------------------------------------------------------------------------------------------------
REFUNDED BONDS:

Chesapeake Landing,        November 2026 $ 25,450  $     0 $ 13,102 $10,418 $ 23,520 $ 9,407 $ 8,639 $ 22,753   $  0   $ 52  $101
Fox Valley-Oxford L.P.

Hunt Club,                 December 2026   20,270        0    8,732   5,825   14,557   1,801   1,367   14,123      0     36    56
Travis One-Oxford L.P.

Savannah Trace,            November 2026   23,400        0   11,232   7,738   18,970   4,264   3,686   18,392      0     45    75
Schaumburg-Oxford L.P.

Windrift at Seaview Ridge, December 2026   29,430        0   11,258   8,760   20,018   1,582     939   19,375      0     46    84
Southridge-Oxford L.P.

Chambrel at Pinecastle,    November 2026    9,500        0    5,458   4,858   10,316   4,859   4,495    9,952      0     22    46
Ocala-Oxford L.P.

Chambrel at Montrose,      December 2026   12,800        0    7,354   6,613   13,967   5,492   4,991   13,466      0     30    63
Akron One Retirement-
  Oxford L.P.

Chambrel at Club Hill,     March    2027   25,430        0    8,673   6,771   15,444     523  (3,245)  11,676      0     35    57
Colonel I-
  Oxford L.P.<F1>

Northwoods,                January  2027   21,700        0   11,126   9,220   20,346  10,775   5,084   14,655      0     45    86
Middletown-
  Oxford L.P.<F1>

Reflections,               November 2026   25,644        0   13,998  10,428   24,426  11,335  10,551   23,641      0     56    98
Tidewater-
  Oxford L.P.<F2>

Island Club,               November 2026   11,300        0    5,744   4,911   10,655   6,030   5,669   10,294      0     23    47
Allview-Oxford L.P.<F2>

Windsor Park,              November 2026   14,000        0    6,333   4,867   11,200   5,552   5,192   10,840      0     25    47
Westridge-
  Oxford L.P.<F2>

Chambrel at Williamsburg,  November 2026   25,000        0   13,708  11,106   24,814   9,377   8,551   23,988      0     55   107
Williamsburg-
  Oxford L.P.<F2>
----------------------------------------------------------------------------------------------------------------------------------
    Subtotal Refunded Bonds              $243,924  $     0 $116,718 $91,515 $208,233 $70,997 $55,919 $193,155   $  0   $470  $867
----------------------------------------------------------------------------------------------------------------------------------
UNREFUNDED BONDS (Existing Bonds):

San Bruno,                 November 2009 $ 25,000  $18,362 $      0 $     0 $ 18,362 $ 7,971 $ 7,066 $ 17,458   $172   $  0  $  0
San Bruno-Oxford L.P.      December 2009    1,060      779        0       0      779     338     300      740      7      0     0

The Harbour,               November 2009    8,710    4,239        0       0    4,239    (725)   (788)   4,176     60      0     0
Apollo-Oxford
  Associates L.P.
----------------------------------------------------------------------------------------------------------------------------------
    Subtotal Unrefunded Bonds            $ 34,770  $23,380 $      0 $     0 $ 23,380 $ 7,584 $ 6,578 $ 22,374   $239   $  0  $  0
----------------------------------------------------------------------------------------------------------------------------------
    Subtotal Refunded & Existing Bonds   $278,694  $23,380 $116,718 $91,515 $231,613 $78,581 $62,497 $215,529   $239   $470  $867
----------------------------------------------------------------------------------------------------------------------------------

<F1> Subsequent  to December 31, 1996, Middletown (January  29, 1997)  and Colonel I (March 6, 1997)  were   refunded  consistent
     with the other 10  mortgage  revenue bonds  listed  above.   Additionally,  approximately  $24.1  million  in  unpaid   Base
     Interest and interest on Unpaid Base  Interest  was written-off.  San Bruno and Apollo are expected to be refunded in  1998.

<F2> Financing Transaction. On August 22, 1997 OTEF II closed the  first  of  a  series  of   transactions that will enable it to
     acquire additional assets  in accordance  with  the   Liquidity   and  Growth  Plan.    OTEF  II  securitized  approximately
     $39  million  of  Series  A  Bonds  collateralized   by   four properties.  OTEF II retained all  of  its  interest  in  the corresponding  Series B Bonds. In  addition, OTEF II applied approximately  $12  million  of  the  proceeds  to the purchase of a subordinated interest in  the  securitization transaction.  OTEF  II  also  retained  certain  rights  to reacquire the securitized  assets.  In connection with  this  transaction, OTEF  II  converted  the  interest  rate  mode  on  these  four
     Series A Bonds from an annual  reset  to weekly floaters.

     For financial  statement purposes, this transaction is accounted  for  as  a  financing  transaction and,  accordingly,  the amount of the  Series  A  Bonds financed  of  $39 million is reflected as Securities Held in Trust,  the  net  cash proceeds are classified as Cash and Cash Equivalents and the difference between the principal amount of the Series A  Bonds  financed
     and the principal amount  of  the  subordinated interest acquired  by   OTEF   is   classified   as  financing   debt.   The
     financing debt bears interest at the Public  Securities Association  weekly floating bond  rate  ("PSA")  plus approximately
     80  to  85 basis  points which averaged 4.63% from the date of closing through  December  31, 1997.  For federal income  tax purposes, this transaction is treated as  a sale  by  OTEF  II  of the Series A Bonds and a  purchase  of  the  subordinated interests, which is expected to result in a small capital loss.

----------------------------------------------------------------------------------------------------------------------------------
Notes to Financial Statements
----------------------------------------------------------------------------------------------------------------------------------
Note 7. Investments in Bonds (continued)

    Information on the Bonds as of December 31, 1997 and 1996 (in 000's) and the related properties is as follows:

                                                                                       1997    1996
                                                       Carrying Value at 12/31/97       Unrealized     Total    Monthly Interest
                                         Combined ---------------------------------- --------------- Carrying --------------------
                              Maturity     Face   Existing                           Gain or Gain or Value @  Existing   A     B
Bond Investment                 Date      Amount    Bond    A Bond   B Bond   Total   (Loss)  (Loss) 12/31/96   Bond   Bond  Bond
----------------------------------------------------------------------------------------------------------------------------------
NEW BONDS:
Springhouse,               July 2000<F3> $ 11,700  $10,296 $      0 $     0 $ 10,296 $     0 $  N/A  $  N/A     $ 67   $  0  $  0
Dallas-Oxford L.P.

Steeplechase,              July 2000<F3>   16,175   14,070        0       0   14,070       0    N/A     N/A      108      0     0
Carpenter-Oxford L.P.
----------------------------------------------------------------------------------------------------------------------------------
     Subtotal New Bonds:                 $ 27,875  $24,366 $      0 $     0 $ 24,366 $     0 $     0 $      0   $175   $  0  $  0
----------------------------------------------------------------------------------------------------------------------------------
    Total Bonds:                        $306,569  $47,746 $116,718 $91,515 $255,979 $78,581 $62,497 $215,529   $414   $470  $867
==================================================================================================================================

<F3> The  existing Dallas and Carpenter  bonds  mature  on  March 1,  2006,  except that  they  are  subject  to mandatory redemption  on  July  1,  2000,  unless alternative security is provided on or prior to that date.  These  bonds  were acquired  on  December 30, 1997.  Management anticipates that if  a  refunding occurs approximately $3.5 million in the combined face amount of  these  bonds will  be  cancelled  by the bond trustee.  If  the fair market  value  of  the bonds  is  less  than  book  value at the time of refunding  there  may  be  a realized  loss  in the amount of the difference.  At December  31,  1997,  the purchase price of the new bonds was equal to their fair market value.

-------------------------------------------------------------------------------------
Notes to Financial Statements
-------------------------------------------------------------------------------------
Note 8.  Quarterly Results and Market Information (in thousands, except per Liquidity
                                                   BACs and Market Prices)

                                         For the Three Months Ended in 1997<F2>
                                     ----------------------------------------------
                                      March 31, June 30, September 30, December 31,
                                     ----------------------------------------------
Revenues
 Interest on tax-exempt securities    $4,605   $4,629       $4,387      $4,113
 Interest on tax-exempt securities
   held in trust                           0        0          202         465
 Other, primarily interest on
   short term investments                 91      113          187         338
-------------------------------------------------------------------------------------
     Total Revenues                    4,696    4,742        4,776       4,916
-------------------------------------------------------------------------------------
Expenses
 Governance &
   administrative expenses               312      185          151        274
 Litigation & settlement costs            98      106           37         24
 Liquidity & growth costs                 20      127          435        258
 Finance interest expense                  0        0          139        322
-------------------------------------------------------------------------------------
     Total Expenses                      430      418          762        878
-------------------------------------------------------------------------------------
Net income                            $4,266   $4,324       $4,014     $4,038
=====================================================================================
Net income to Liquidity BAC holders   $4,181   $4,054       $3,801     $3,856
=====================================================================================
Net  income  per  Liquidity BAC       $0.557   $0.565       $0.529     $0.537
=====================================================================================
Weighted average Liquidity
  BACs outstanding                     7,500    7,185        7,185      7,185
=====================================================================================
Net income per Liquidity
  BAC-assuming dilution<F3>           $0.557   $0.564       $0.526     $0.534
=====================================================================================
Weighted average BACs outstanding
  outstanding-assuming dilution<F3>    7,500    7,197        7,219      7,219
=====================================================================================
Distribution per  Liquidity BAC       $0.476   $0.476       $0.495     $0.495
=====================================================================================
Market Information:
  Opening Price<F1>                     N/A      N/A        $20.00     $26.31
  High                                  N/A      N/A        $27.63     $26.44
  Low                                   N/A      N/A        $21.38     $25.19
  Closing Price                         N/A      N/A        $26.31     $25.31
=====================================================================================

<F1> OTEF II began trading on the American Stock Exchange on July 22, 1997.
<F2> On April 1, 1997, 314,675 BACs were converted to 12,587 SQB shares in accordance with the class action litigation settlement  discussed  in Note 9. Consequently, the number of BACs decreased from 7,500,000 in the first quarter to 7,185,000 in the second quarter.
<F3> As required by FASB 128, net income per BAC assuming dilution has been presented as if the stock options awarded on May 21, 1997 had been exercised.  The  effect would be to increase the number of shares outstanding and  effectively  decrease earnings.  See Notes 1 and 4 for further discussion.

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

Note 9.  Other Events

    As previously reported, OTEF II and certain of its affiliates (collectively, "Defendants") were Defendants in putative class and derivative lawsuits consolidated as In re Oxford Tax Exempt Fund Securities Litigation, No. WMN 95-3643 (D.Md.). These complaints alleged breach of OTEF's partnership agreement, breach of fiduciary duty by the general partners, and breach of Federal and state securities laws, and sought unspecified monetary damages and various forms of equitable relief. The plaintiffs and the Defendants in the consolidated action entered into a Stipulation of Settlement (the "Settlement"), which was filed with the U.S. District Court for the District of Maryland
("Court") on November 18, 1996. At a hearing held on November 21, 1996, the Court entered an order granting preliminary approval of the Settlement and providing certification for settlement purposes only of a class consisting of all OTEF II BAC Holders as of the record date. On January 31, 1997, the Court issued an order granting final approval of the terms of the settlement of the OTEF II litigation. An appeal was filed with the United States Court of Appeals for the Fourth Circuit by an OTEF II BAC Holder who was appearing pro se.

Note 10.  Subsequent Events

    On January 5, 1998, in connection with its December 30, 1997 acquisition of two new tax-exempt bonds collateralized by rental property owned by two operating partnerships, OTEF II advanced approximately $0.9 million, in the aggregate, to these operating partnerships for property improvements, partnership costs and future bond refunding costs. These loans bear taxable interest at 9.30%. OTEF II has agreed to lend up to an additional $0.7 million to these operating partnerships. These operating partnerships are controlled by affiliates of OTEF II's managing general partner. (See Note 2, New Assets, for discussion of this transaction).

     On February 14, 1998, OTEF II made a quarterly cash distribution of approximately $3.7 million or $0.495 per BAC (4.95% per annum on the original $1,000 invested per BAC) to BAC Holders of record and $12.38 to SQB holders of record as of December 31, 1997.

    On February 19, 1998, OTEF II closed another securitization transaction involving approximately $12.8 million of Series A Bonds. In addition, OTEF II purchased a subordinated interest in the securitization transaction. In connection with this transaction, OTEF II converted the interest rate on the Series A Bonds to weekly floaters.

   As of February 5, 1998, an additional 25 SQBs were redeemed at the redemption price of $540 per SQB.

    On February 24, 1998, the United States Court of Appeals for the Fourth Circuit affirmed the lower court decision by per curiam opinion.

------------------------------------------------------------------------------
Distribution Information
------------------------------------------------------------------------------
The following table sets forth, on a quarterly basis, all distributions declared by OTEF II and OTEF.

                                             Amount Distributed<F1>
-------------------------------------------------------------------------------
                                              BAC      Per     SQB
                       Quarter  Per BAC     Holders    SQB    Holders  General
  Quarter Ended<F1>    Payment   <F5>        <F2>      <F6>    <F6>    Partners
-------------------------------------------------------------------------------
1997
December 31, 1997          49  $ 0.4950 $  3,556,674 $12.38 $ 87,811 $   74,378
September 30, 1997         48  $ 0.4950 $  3,556,674 $12.38 $110,566 $   74,842
June 30, 1997              47  $ 0.4760 $  3,420,155 $11.90 $149,785 $   72,856
March 31, 1997             46  $ 0.4760 $  3,569,940 $ N/A  $  N/A   $   72,856
                               -------- ------------ ------ -------- ----------
                               $ 1.9420 $ 14,103,443 $36.66 $348,162 $  294,932
-------------------------------------------------------------------------------
1996
December 31, 1996          45  $ 0.4760 $  3,569,940 $ N/A  $  N/A   $   72,856
September 30, 1996         44  $ 0.4760 $  3,569,940 $ N/A  $  N/A   $   72,856
June 30, 1996              43  $ 0.4760 $  3,569,940 $ N/A  $  N/A   $   72,856
March 31, 1996             42  $ 0.4760 $  3,569,940 $ N/A  $  N/A   $   72,856
                               -------- ------------ ------ -------- ----------
                               $ 1.9040 $ 14,279,760 $ N/A  $  N/A   $  291,424
-------------------------------------------------------------------------------
1995
December 31, 1995          41  $ 0.4760 $  3,569,940 $ N/A  $  N/A   $   72,856
September 30, 1995         40  $ 0.4760 $  3,569,940 $ N/A  $  N/A   $   72,856
June 30, 1995              39  $ 0.4760 $  3,569,940 $ N/A  $  N/A   $   72,856
March 31, 1995             38  $ 0.4760 $  3,569,940 $ N/A  $  N/A   $   72,856
                               -------- ------------ ------ -------- ----------
                               $ 1.9040 $ 14,279,760 $ N/A  $  N/A   $  291,424
-------------------------------------------------------------------------------
1994
For the 4 quarters ended 34-37 $ 1.8000 $ 13,499,776 $ N/A  $  N/A   $  275,504
-------------------------------------------------------------------------------
1993
For the 4 quarters ended 30-33 $ 1.7628 $ 13,220,779 $ N/A  $  N/A   $  269,813
-------------------------------------------------------------------------------
1992
For the 4 quarters ended 26-29 $ 1.7008 $ 12,755,787 $ N/A  $  N/A   $  260,323
-------------------------------------------------------------------------------
1991
For the 4 quarters ended 22-25 $ 1.6512 $ 12,384,000 $ N/A  $  N/A   $  252,736
-------------------------------------------------------------------------------
1990
For the 4 quarters ended 18-21 $ 1.6512 $ 12,384,000 $ N/A  $  N/A   $  252,736
-------------------------------------------------------------------------------
1989
For the 4 quarters ended 14-17 $ 1.6512 $ 12,384,000 $ N/A  $  N/A   $  252,736
-------------------------------------------------------------------------------
1988
For the 4 quarters ended 10-13 $ 2.4760 $ 18,570,000 $ N/A  $  N/A   $  378,980
-------------------------------------------------------------------------------
1987
For the 4 quarters ended  6-9  $ 3.4124 $ 25,593,000 $ N/A  $  N/A   $  522,306
-------------------------------------------------------------------------------
1986
For the 4 quarters ended  2-5  $ 3.4000 $ 25,500,000 $ N/A  $  N/A   $  520,408
-------------------------------------------------------------------------------
1985
December 31, 1985<F4>      1   $ 0.5952 $  3,894,287 $ N/A  $  N/A   $   79,475
-------------------------------------------------------------------------------
Total                          $25.8508 $192,848,592 $36.66 $348,162 $3,942,797
===============================================================================

<F1> Distributions in  all  cases  were  paid  in  the  quarter  immediately following the quarter to which the distribution relates.

<F2> The  aggregate amount  distributed to BAC Holders  since  inception  is
     $192,848,592, or approximately 64% based on an original investment of $1,000 per BAC.

<F3> Excludes the $507,450 ($0.068 per BAC) distributed on August  15,  1988 as a return of capital.

<F4> Assumes BAC Holders were admitted on October 10, 1985.

<F5> All  periods  have  been  restated  to reflect the 25-for-1 stock split effectuated on July 22, 1997.

<F6> On  April 1, 1997, in accordance with the class action litigation, OTEF granted the option to BAC holders to elect Status Quo BAC (SQB) status. Of the 12,587 units held as SQBs as of April 1, 1997, 5,484 elected to be redeemed as of August 1, 1997. SQBs were not affected in the 25-for-1 stock split on July 1, 1997. An additional 10 SQBs were redeemed on November 30, 1997, reducing the total number of SQBs to 7,093.

-----------------------------------------------------------------
General Partnership Information
-----------------------------------------------------------------

Legal Counsel
Shaw, Pittman, Potts & Trowbridge
Washington, D.C.

Independent Accountants
Coopers & Lybrand L.L.P.
Washington, D.C.

Transfer Agent and Registrar
Registrar & Transfer Company
ATTN:  William Tatler, Vice President
Stock Transfer Department
10 Commerce Drive
Cranford, NJ 07016
1-800-368-5948

Managing General Partner
Oxford Tax Exempt Fund II Corporation
7200 Wisconsin Avenue, 11th floor
Bethesda, Maryland  20814

The Annual Report on Form 10-K for the
year ended December 31, 1997, filed with the Securities and Exchange Commission, is available to BAC Holders and may be obtained by writing:

Investor Services
Oxford Tax Exempt Fund II Limited Partnership
7200 Wisconsin Avenue, 11th floor
Bethesda, MD 20814
1-888-321-OTEF

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

* GENERAL INFORMATION

  All general inquiries relating to OTEF II should be directed to OTEF II Investor Services at 1-888-321-OTEF.

  The  Annual Report on Form 10-K for the year ended December 31,
  1997, filed with the Securities and Exchange Commission, is available to SQB and OTEF II BAC Holders and may be obtained by writing:



                        Investor Services
          Oxford Tax Exempt Fund II Limited Partnership
                7200 Wisconsin Avenue, 11th Floor
                    Bethesda, Maryland  20814


             ALSO VISIT OUR WEB PAGE AT WWW.OTEF.COM