Form 10-Q
period 1998-03-31
OXFORD TAX EXEMPT FUND II LTD PARTNERSHIP
filed 1998-05-15
CIK 793977

=================================================================

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q
(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1998

                            OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

               --------------------------------
               Commission file number:  0-25600
               --------------------------------

        OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP
    ------------------------------------------------------
    (Exact name of registrant as specified in its charter)

        Maryland                           52-1394232
-------------------------------       --------------------
(State or other jurisdiction of       (I.R.S.Employer
incorporation or organization)         Identification No.)

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

At March 31, 1998, the following classes of beneficial assignee interests of Oxford Tax Exempt Fund II Limited Partnership were outstanding: (i) 7,185,200 beneficial assignee interests ("BACs") with an aggregate market value ($26.75 per share) of $192,204,100, and (ii) 6,991 Status Quo BACs ("SQBs").

Index to Exhibits is found on page 3.
=================================================================

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP
                           FORM 10-Q

                  PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.

   The financial statements of OTEF II are incorporated herein by reference to sequentially numbered pages 10 through 13 of OTEF
II's Quarterly Report (Unaudited).

Item 2.  Management's  Discussion  and   Analysis   of  Financial
         Condition and Results of Operations.

   A discussion of OTEF II's financial condition and results of operations for the three-month period ended March 31, 1998 is incorporated herein by reference to sequentially numbered pages 6 through 9 entitled "Report of Management" included in OTEF II's Quarterly Report (Unaudited).

                    PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

    Information responsive to this Item regarding putative  class and  derivative  lawsuits is contained in  Note  8  to  Financial
Statements of the Form 10-K for the year ended December 31,  1997 filed by OTEF II.

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

(20) Report furnished to Security Holders.

   Oxford Tax Exempt Fund II Limited Partnership's Quarterly
   Report (Unaudited) dated March 31, 1998, follows on sequentially numbered pages 5 through 18 of this report.

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

Date: 5/15/98     By:  /S/ Richard R. Singleton
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

Date: 5/15/98     By:  /S/ Francis P. Lavin
      -------          ------------------------------------------
                       Francis P. Lavin
                       Director and President

Date: 5/15/98     By:  /S/ Robert B. Downing
      -------          ------------------------------------------
                       Robert B. Downing
                       Director and Executive Vice President

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                        Quarterly Report
                           (Unaudited)

                         March 31, 1998





















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

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

    The following report provides information about the financial condition of Oxford Tax Exempt Fund II Limited Partnership, a Maryland limited partnership ("OTEF II" or the "Partnership"), as of March 31, 1998, and its results of operations and cash flows for the period then ended. This report and analysis should be read together with the financial statements and related notes thereto and the selected financial data appearing elsewhere in this Quarterly Report.

Recent Developments

    Distribution for the Quarter ended March 31, 1998. The Managing General Partner declared, on March 18, 1998 a distribution for the quarter ended March 31, 1998 in the amount of $0.495 per BAC for the Liquidity BAC holders, and $12.38 per Status Quo BAC (SQB) holders. These amounts are the same as have been paid for the last two quarters.

    Investment in New Assets. On March 10, 1998, OTEF II and an affiliate executed definitive agreements for an investment transaction ("Jacaranda Transaction") involving the acquisition by OTEF II of approximately $7 million of debt secured by real estate simultaneously acquired by such affiliate from a third party. This transaction closed on April 30, 1998. In connection with this transaction, Jacaranda-Oxford Limited Partnership
("Borrower"),  a  Maryland  limited  partnership,   purchased
Harbour Town of Jacaranda, a 280-unit garden apartment community located in Plantation, Broward County, Florida. The total purchase price paid by the Borrower was approximately $18.75 million. The property is financed with $11.8 million of senior, tax-exempt bonds that bear interest at a weekly floating rate based on a spread over the applicable short-term, tax-exempt securities index. The senior bonds are secured by a first mortgage on the property and are currently held by third parties. OTEF II may purchase these senior bonds at a future date.

    At closing, OTEF II purchased from an unrelated third party $4.2 million of subordinated, tax-exempt bonds, which currently bear an annual fixed rate of interest of 6.25% and are secured by a subordinated mortgage on the property. It is expected that the interest rate on the subordinated, tax-exempt bonds held by OTEF II will be increased to approximately 13% later this year.

    At  closing, OTEF II purchased a certificate from  a  grantor trust,  which  represents  all of the economic  interest  of  the trust. The trust made a taxable loan to the Borrower in the amount of approximately $3.1 million bearing an annual fixed rate of interest of 12%, with the option to make additional advances in the future. This loan was used by the Borrower to fund a portion of the purchase price for the property, as well as various costs, expenses, capital improvements and reserves. This loan is secured by a subordinated mortgage on the property. The terms of this loan are anticipated to result in substantially all of the property's current and expected future increases in cash flow, remaining after payment of debt service on the senior and subordinated bonds, and property value being paid to OTEF II as interest on this loan.

    As previously reported, at the end of 1997, OTEF II acquired the tax-exempt bonds secured by apartment communities owned by Carpenter-Oxford Associates Limited Partnership ("Carpenter Partnership") and Dallas-Oxford Associates Limited Partnership ("Dallas Partnership"). In connection with this transaction, OTEF II agreed to make taxable loans to these partnerships in the aggregate amount of approximately $1.6 million. On January 5, 1998, OTEF II loaned an aggregate $0.9 million to the Carpenter Partnership and the Dallas Partnership. It is anticipated that the additional $0.7 million will be loaned at the time of refunding or restructuring of the tax-exempt bonds, possibly later this year. The weighted average combined coupon rate on the Dallas and Carpenter bonds is 7.54%, and the taxable loan rate is 9.3%. Due to the discounted purchase price, the yield to OTEF II is higher than the stated coupon rates on these bonds.

    Financing Transactions. On February 19, 1998, OTEF II closed an additional securitization transaction involving $12.8 million of Series A Bonds collateralized by one property, and OTEF II purchased a subordinated security in this transaction. Substantially all of the net proceeds of this transaction were used by OTEF II in connection with the Jacaranda Transaction. The portion of the net proceeds from this transaction that is not invested in new assets is temporarily invested in liquid tax-exempt money market securities.

   Status Quo BACs. Effective April 1, 1997, OTEF II issued SQBs, representing 12,587 shares, in uncertificated, book-entry form. During 1997, a total of 5,494 SQBs were redeemed for a cost of $
3.0 million. During the first quarter of 1998, an additional 102 SQBs were redeemed at $540 per share, leaving 6,991 SQBs outstanding at March 31, 1998.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

    The Information Memorandum states that, subject to receipt of a fairness opinion from OTEF II's independent real estate consultant, all outstanding SQBs will be purchased or redeemed by OTEF II at such time as the Managing General Partner believes that it would be in the best interests of OTEF II and the holders of the non-tendered SQBs, but in no event later than December 31, 2003, which date may be extended under certain circumstances. The purchase or redemption price will be the fair market value of the Status Quo Assets at the time of purchase or redemption, less the costs of sale. The Managing General Partner has undertaken an analysis of whether such a purchase or redemption by OTEF II would be in the best interests of the SQB Holders and OTEF II at the present time and, in connection therewith, is reviewing all ownership attributes of the SQBs. The Managing General Partner expects to complete its analysis later this year.

Liquidity and Capital Resources

    Current Position. OTEF II uses the interest income it receives from Refunding Bonds, Existing MRBs, New Assets (as defined below), and cash reserves to make periodic cash distributions to its General Partners, OTEF II BAC Holders and SQB Holders, pay administrative expenses and fund reserves, as well as the costs associated with the implementation of the 1995 OTEF Restructuring Plan, and acquire New Assets and pay the costs and expenses relating to such acquisitions. In connection with the settlement of the OTEF II litigation discussed in prior reports, OTEF II is required to make a final payment to plaintiff's counsel in the approximate amount of $1.5 million upon the expiration of all appeal periods and dismissal of the state court action, provided that no further appeals are filed. Assuming these conditions are met, it is anticipated that this payment will be made in June of 1998.

    As of March 31, 1998, OTEF II held approximately $21 million in cash and cash equivalents, an increase of $9 million, or approximately 76%, from the $12 million in cash and cash
equivalents  held  as  of December 31, 1997.   This  increase  in
OTEF II's cash and cash equivalents was primarily the result of the $9 million of net proceeds generated from the first quarter of 1998 financing transaction described above. Primarily, due to
this financing, total  liabilities  of OTEF  II   shown  on   the
balance sheet  increased  by  $10  million  to  approximately $44
million as of March 31, 1998 from  $34   million  at  December 31,
1997.

    Investment in New Assets. The Managing General Partner intends to invest primarily in additional tax exempt mortgage revenue bonds and securities of other entities, which primarily hold tax-exempt mortgage revenue bonds. OTEF II also may invest in multifamily real estate, senior living facilities or residential health care facilities, or other direct or indirect debt or equity interests in such real estate, some of which may give rise to taxable income (all of the foregoing are referred to collectively as "New Assets"). See "Recent Developments" for additional information regarding New Assets.

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

    Refunding Bonds. As of March 31, 1998, twelve of the fifteen existing mortgage revenue bonds ("Existing MRBs") have been refunded, representing 88% of the combined face amounts of the Existing MRBs and Refunding Bonds portfolio.

    The Refunding Bonds currently held by OTEF II are structured so as to consist of senior bonds ("Series A Bonds") and subordinated bonds ("Series B Bonds"). This senior/subordinated structure has permitted OTEF II to undertake one or more financings, pursuant to which it will sell all or a portion of the Series A Bonds, or interests therein, that are allocable to the OTEF II BACs ("Liquidity Assets"), or issue debt that may be secured by such assets, New Assets or both. The net proceeds from these financings will be invested in New Assets, as discussed below. OTEF II will retain the related Series B Bonds for the benefit of the Liquidity BAC Holders, and will retain both the senior Series A Bonds and the subordinated Series B Bonds, or interests therein, allocable to the SQBs ("Status Quo Assets") for the benefit of the SQB Holders.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

    Series A Bonds. The term of each Refunding Bond and, accordingly, each Mortgage Loan is 30 years following the date of refunding. The Series A Bonds require interest only payments during the first three years and, thereafter, are subject to annual sinking fund redemptions that will result in full amortization of the Series A Bonds during the 27-year remaining term.

    Series A Bond Interest and Principal. The Series A Bonds require pre-determined annual sinking fund redemptions based on a 27-year amortization schedule beginning in the fourth year, calculated with an assumed rate of interest of 5.6% per year. In the current rate mode, Series A Bond interest is set initially at closing of the refundings and reset annually thereafter at a market rate based upon a percentage of the then prevailing one-year U.S. Treasury Bill rate, with a maximum rate of 5.6% per annum. The initial interest rate on the Series A Bonds that have been issued to date was 4.9%. The interest rate on the Series A Bonds retained by OTEF II were reset to 4.8%, 4.85%, 4.9% or 4.95% depending on the annual reset date. The interest rate on the Series A Bonds involved in the financing transactions described above in this report was converted from annual reset to a weekly floating rate based on a spread over the PSA index. Upon a remarketing, the Series A Bonds may be converted to a different interest rate mode (fixed or floating) and the interest rates may be modified at that time to reflect the prevailing market interest rates for whatever rate mode and remaining term is then applicable.

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

    Combined Rate. The Combined Rate represents that portion of each Property's projected Cash Flow Before Debt Service ("CFBDS") for each year (projected at the time of the refunding of each Existing MRB) that may be applied to interest on the combined Series A Bonds and Series B Bonds. The 1998 weighted average Combined Rate for the 12 Refunding Bonds is 6.62%. See Note 7 to the 1997 Annual Report for a schedule of Combined Rates of the Refunding Bonds over the next ten years.

  Other Sources. In connection with the closing of the Refunding Bonds, the applicable Operating Partnerships entered into certain pooling agreements which may provide under certain circumstances additional sources of funds to enable them to pay their respective debt service on the Series A Bonds and the Series B Bonds and related fees and expenses. As of March 31, 1998, the aggregate amount of net excess cash flow held in the Operating Partnership escrows was approximately $1.6 million, compared to $1.1 million at the end of 1997. As discussed in prior reports, in connection with the closing of the Oxford/NHP transaction in 1993, Oxford committed certain proceeds of such closing to satisfy certain obligations it had to the OTEF Operating Partnerships. Of this commitment, $1.3 million remains as of March 31, 1998. The Managing General Partner anticipates that the remaining balance will be advanced to certain Operating Partnerships to help defray the costs of refunding the remaining Existing MRBs, increase property improvement reserves and create operating reserves, as deemed necessary by the Managing General Partner.

    Financing Transactions. On August 22, 1997, OTEF II closed the first of a series of transactions that has enabled it to acquire New Assets in accordance with the Liquidity and Growth Plan. OTEF II securitized approximately $39 million of Series A Bonds collateralized by four properties. OTEF II retained all of its interest in the corresponding Series B Bonds. In addition, OTEF II applied approximately $12 million of the proceeds to the purchase of a subordinated security in this transaction. OTEF II also retained certain rights to reacquire the securitized assets. On February 19, 1998, OTEF II closed an additional securitization transaction involving $12.8 million of Series A Bonds collateralized by one property, and OTEF II purchased a subordinated security in that securitization transaction. The portion of the net proceeds from these transactions that is not invested in New Assets is temporarily invested in liquid tax-exempt money market securities.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

    In connection with these transactions, OTEF II converted the interest rate mode on the Series A Bonds from an annual reset to weekly floaters. In the first transaction, OTEF II also purchased a three-year interest rate cap on a notional amount of approximately $27 million to minimize the effects of interest rate volatility. Under this arrangement, if the average short-term, tax-exempt interest rates for any month during the term of the cap increase above a specified level (6%), the counter-party to the interest rate cap transaction is required to pay directly to OTEF II the amount by which such rates exceed the specified level.

    For  financial  statement purposes,  these  transactions  are accounted for as financing transactions. The amount of the Series A Bonds financed during 1997 of approximately $39 million and 1998 of approximately $12.8 million are reflected as Securities Held in Trust, the net cash proceeds are classified as Cash and Cash Equivalents and the difference between the principal amount of the Series A Bonds financed and the principal amount of the subordinated interest acquired by OTEF II is classified as financing debt. The financing debt bears interest at the Public Securities Association ("PSA") weekly floating bond index plus approximately 80 to 85 basis points, which averaged
4.46% from the date of closing through December 31, 1997 and 4.03% for the first quarter of 1998. Costs associated with these financing transactions are being amortized over 10 years for financial statement purposes, and costs associated with the interest rate cap are being amortized over the life of the interest rate agreement, which is 3 years. For federal income tax purposes, these transactions are treated as sales by OTEF II of the applicable Series A Bonds and a purchase of the subordinated interests. With respect to the first transaction, the sale of the Series A Bonds resulted in a 1997 capital loss for federal income tax purposes of approximately $3.8 million. Information regarding the federal income tax consequences of financing transactions completed during 1998 will be provided later this year.

    Existing  MRBs.  As of March 31, 1998, OTEF II held  Existing
MRBs for two of the Operating Partnerships. It is expected that the refunding of at least one of the Operating Partnership's
Existing MRBs will close in 1998.

Results of Operations

   OTEF II's  Operations

    OTEF II Distributions. Distributions to Partners will amount to approximately $3.7 million, or $0.495 per Liquidity BAC and $12.38 per SQB holders of record as of March 31, 1998.

    OTEF II's Three-Month Operations. For financial statement purposes, Net Income and Net Income per Liquidity BAC was $4.6 million and $0.61, respectively, for the three-month period ended March 31, 1998, as compared to $4.3 million and $0.56, respectively, for the three-month period ended March 31, 1997. The increase is the result of additional interest on New Assets and taxable loans exceeding the costs associated with the implementation of the Liquidity & Growth Plan that were not incurred in the prior comparative period. Due to OTEF II's conversion of a portion of the BACs to SQBs, effective April 1, 1997, there were 7,499,875 BACs outstanding in the first quarter of 1997 compared to 7,185,200 in the first quarter of 1998. Beginning in 1998, the relative portion of OTEF II's administrative costs allocated to SQB Holders increased due to the adoption by the Managing General Partner of a new cost allocation  methodology  designed  to  reflect  the  actual  time incurred to service the SQB Holders. During the period from April 1, 1997 to December 31, 1997, these administrative costs were allocated based upon the ratio of SQB Holders to BAC Holders. After consultation with OTEF II's outside auditors, the Managing General Partner believes that this new methodology is more equitable to all parties.

Oxford Tax Exempt Fund II Limited Partnership

-----------------------------------------------------------------------------
Balance Sheets (in thousands)
-----------------------------------------------------------------------------
                                            March 31, 1998
                                             (Unaudited)   December 31, 1997
-----------------------------------------------------------------------------
Assets
  Investments in tax-exempt securities         $204,513         $217,159
  Investments in tax-exempt securities
    held in trust                                51,600           38,820
  Cash and Cash equivalents                      20,617           11,694
  Bond and other interest receivable              1,531            1,439
  Other assets                                    2,967            1,551
-----------------------------------------------------------------------------
     Total Assets                              $281,228         $270,663
=============================================================================
Liabilities and Partners' Capital
  Liabilities
    Financing debt                             $ 36,759         $ 27,174
    Accounts payable and accrued expenses         3,050            2,988
    Distributions payable                         3,718            3,719
-----------------------------------------------------------------------------
     Total Liabilities                           43,527           33,881
-----------------------------------------------------------------------------
Partners' Capital
  General Partners' Interests                    (2,339)          (2,356)
  Limited Partners' Interests:
    Beneficial Assignee Interests (7,499,875
    interests issued and 7,185,200 interests
    outstanding as of March 31, 1998)           157,492          156,672
  Status Quo BAC Interests (12,587 interests
    issued as of April 1, 1997, 7,093
    interests outstanding as of December 31,
    1997 and 6,991 interests outstanding as
    of March 31, 1998)                            3,832            3,885
  Accumulated other comprehensive income         78,716           78,581
-----------------------------------------------------------------------------
     Total Partners' Capital                    237,701          236,782
-----------------------------------------------------------------------------
     Total Liabilities and Partners' Capital   $281,228         $270,663
=============================================================================

 The accompanying notes are an integral part of these financial statements.


Oxford Tax Exempt Fund II Limited Partnership

-----------------------------------------------------------------------------
Statements of Income and Comprehensive Income (in thousands,except per
(Unaudited)                                    Liquidity BAC amounts)
                                                      Three months ended
                                                             March 31,
                                                     -----------------------
                                                        1998        1997
-----------------------------------------------------------------------------
Revenues
  Interest on tax-exempt securities                    $4,727      $4,605
  Interest on tax-exempt securities held in trust         474           0
  Other, primarily interest                               141          91
-----------------------------------------------------------------------------
     Total Revenues                                     5,342       4,696
-----------------------------------------------------------------------------
Expenses
  Governance and administrative expenses                 (234)       (332)
  Litigation and settlement costs                          (5)        (98)
  Liquidity and growth expenses                          (215)          0
  Finance interest expense                               (331)          0
-----------------------------------------------------------------------------
     Total Expenses                                      (785)       (430)
-----------------------------------------------------------------------------
Net income                                             $4,557      $4,266
=============================================================================
Other comprehensive income:
  Unrealized gains on investments                         135       2,387
=============================================================================
Comprehensive income                                   $4,692      $6,653
=============================================================================
Weighted Average Liquidity BACs outstanding             7,185       7,500
=============================================================================
Net income allocated to Liquidity BACs                 $4,377      $4,181
=============================================================================
Net income per Liquidity BAC<F1>                       $0.609      $0.558
=============================================================================
Weighted Average Liquidity BACs outstanding-assuming
  dilution<F2>                                          7,262        N/A
=============================================================================
Net income per Liquidity BAC-assuming dilution<F2>     $0.603        N/A
=============================================================================
Distribution per Liquidity BAC<F1>                     $0.495      $0.476
=============================================================================

<F1>  Prior periods Liquidity BAC interest amounts have  been restated to reflect the 25-for-1 stock split which occurred on July 1, 1997 and amounts presented are after allocation of net income to General Partners and Status Quo BAC holders. (See Note 3 for the SQB Statement of Income).
<F2>  Reflects the dilutive effect  of  unexercised stock options granted in the second quarter of 1997.

  The accompanying notes are an integral part of these financial statements.

Oxford Tax Exempt Fund II Limited Partnership

-----------------------------------------------------------------------------
Statement of Partners' Capital (in thousands)
-----------------------------------------------------------------------------
                                     Partners' Limited
                                         Interests
                                    --------------------  Accumulated
                                     Beneficial  Status      Other
                           General    Assignee   Quo BAC Comprehensive
                           Partners  Interests  Interests   Income    Total
-----------------------------------------------------------------------------
Balance, December 31, 1997 $(2,356)  $156,672    $3,885    $78,581  $236,782
=============================================================================
SQB Redemption                   0          0       (55)         0       (55)

Net Income, including
 $0.609 per Liquidity BAC
 <F1> and $12.63 per SQB        91      4,377        89          0     4,557

Unrealized gains on
 investments                     0          0         0        135       135
                         ----------------------------------------------------
  Comprehensive income          91      4,377        34        135     4,637

Distributions payable to
Partners including $0.495
per Liquidity BAC <F1> and
$12.38 per SQB                 (74)    (3,557)      (87)         0    (3,718)
=============================================================================
Balance, March 31, 1998
(Unaudited)                $(2,339)  $157,492    $3,832    $78,716  $237,701
=============================================================================

<F1>  Liquidity BAC share amounts reflect the 25-for-1 stock split which occurred on July 1, 1997.

 The accompanying notes are an integral part of these financial statements.


Oxford Tax Exempt Fund II Limited Partnership

-----------------------------------------------------------------------------
Statements of Cash Flows  (in thousands)
(Unaudited)
                                                       Three months ended
                                                            March 31,
                                                    ------------------------
                                                         1998       1997
-----------------------------------------------------------------------------
Operating Activities
  Net income                                          $ 4,557     $ 4,266
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Changes in assets and liabilities:
  Interest receivable and other                           (91)       (219)
  Accounts payable and accrued expenses                    62        (499)
-----------------------------------------------------------------------------
Net cash provided by operating activities               4,528       3,548
-----------------------------------------------------------------------------
Investing Activities
  Increase in other assets<F1>                         (1,416)          0
  Redemption of SQB interests                             (55)          0
-----------------------------------------------------------------------------
Net cash used in investing activities                  (1,471)          0
-----------------------------------------------------------------------------
Financing activities
  Net proceeds from debt refinancing                    9,585           0
  Distributions paid                                   (3,719)     (3,643)
-----------------------------------------------------------------------------
Net cash provided (used) by financing  activities       5,866      (3,643)
-----------------------------------------------------------------------------
Net  increase (decrease) in cash and cash equivalents   8,923         (95)
Cash and cash equivalents, beginning of period         11,694      12,072
-----------------------------------------------------------------------------
Cash and cash equivalents, end of period              $20,617     $11,977
=============================================================================

<F1>  Other assets represent deferred costs incurred in association with the
      Liquidity & Growth Plan financing transactions, prepaid items, and short-term promissory note associated with the OTEF II Litigation settlement, which are not recurring operating activities.

  The accompanying notes are an integral part of these financial statements.


-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

Note 1.  Financial Statements

   The financial statements reflect all adjustments which, in the opinion of the Managing General Partner of Oxford Tax Exempt Fund II Limited Partnership ("OTEF II" or the "Partnership"), are necessary to present fairly OTEF II's financial position as of March 31, 1998 and December 31, 1997, the Statements of Income and Comprehensive Income for the three-month periods ended March 31, 1998 and 1997, the Statement of Partners' Capital as of March 31, 1998, and the Statements of Cash Flows for the three-month periods ended March 31, 1998 and 1997, and the notes thereto, in accordance with generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements and notes included in the Partnership's Annual Report for the year ended December 31, 1997.

    In February 1997, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which changed the reporting of earnings per share beginning in the fourth quarter of 1997. Basic earnings per share, a measure required by the new standard, does not include stock options as common stock equivalents. However diluted earnings per share includes the effect of stock options.

Note 2.  Business

    The Partnership was formed under the laws of the State of Maryland in February, 1995, in connection with a plan (the "1995 OTEF Restructuring Plan") to restructure Oxford Tax Exempt Fund Limited Partnership, a Maryland limited partnership ("OTEF, " "Predecessor, " or "OTEF II's predecessor"). Oxford Tax Exempt Fund II Corporation, a Maryland corporation, is the Managing General Partner of OTEF II (the "Managing General Partner"). OTEF II Associates Limited Partnership, a Maryland limited partnership, is the associate general partner of OTEF II (together with the Managing General Partner, the "General Partners").

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

   Valuation of Bonds. The Managing General Partner estimated at March 31, 1998 that the fair value of the 12 Series A and Series B Bonds, the two Existing MRBs, and the newly acquired Dallas and Carpenter bonds was approximately $256.1 million and, accordingly, OTEF II recorded a credit to Partners' Capital in an amount equal to approximately $78.7 million of unrealized gain on investments. This represents an increase of approximately $0.1 million since December 31, 1997. The Managing General Partner determined these values using the same cash flow methodology applied by a major investment banking firm in connection with structuring advice rendered to OTEF II and its predecessor with respect to the 1995 OTEF Restructuring Plan. The Series A Bonds are valued at par based on comparable municipal bond securities, the Existing MRBs and the Series B Bonds are valued based on a discounted cash flow analysis. For this purpose, the applicable cash flows are based on certain assumptions concerning the Properties and the markets in which they are located, including the timing and realization of such cash flows. The newly acquired Dallas and Carpenter Bonds are valued at their original purchase price on December 30, 1997.

    Net Income and Distributions per Beneficial Assignee Interest
(BAC) and SQB. Net income and distributions per BAC and net income and distributions per Status Quo BAC ("SQB") are based upon the weighted average number of BACs and SQBs outstanding during the applicable period. For the first quarter of 1997 there were 7,499,875 BACs outstanding. On April 1, 1997, 314,675 BACs were converted to 12,587 SQBs, leaving 7,185,200 Liquidity BACs outstanding at September 30, 1997 through March 31, 1998. During 1997, 5,494 SQBs were redeemed for a total cost of $3.0 million. An additional 102 SQBs were redeemed during the first quarter of 1998, leaving 6,991 SQBs outstanding at March 31, 1998.

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

    Comprehensive Income. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" which requires the reporting of comprehensive income as part of a full set of financial statements. Comprehensive income includes both "Net Income" and "Other Comprehensive Income". OTEF's only source of "other comprehensive income" is related to the valuation of its tax-exempt investments to market which results in unrealized gains or losses previously charged to an equity account under SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities". SFAS 130 does not require presentation of comprehensive earnings per share. For the three month period ended March 31, 1998, OTEF recorded "Other Comprehensive Income" from unrealized gains on its investment in tax-exempt securities of $0.14 million and $2.4 million for the same period in 1997. Cumulative "Other Comprehensive Income" from unrealized gains on investments were $78.7 million and $64.9 million at March 31, 1998 and 1997, respectively.

    Statements of cash flows. The statements of cash flows are intended to reflect only cash receipts and cash payment activity during the reporting period. The statements do not reflect investing and financing activity that affect recognized assets or liabilities that do not result in cash receipts or cash payments during such period, including distributions payable to Partners, SQB Holders, and OTEF II BAC Holders of approximately $3.7 million at March 31, 1998 and $3.6 million at March 31, 1997.

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

    For financial statement purposes, the SQBs are treated as a separate class of security and, accordingly, net income allocated to SQB holders, net income per SQB, and distributions per SQB are reflected separately from the OTEF II BAC Holders on the Statement of Partners' Capital. The SQBs were not split as were the OTEF II BACs on July 1, 1997. The redeemed SQBs are reflected as a reduction of Partners' Capital and were offset against the SQB Holders' interests when redeemed.

    The SQB Holders do not share in the growth or other benefits expected to be achieved under the Liquidity and Growth Plan. In addition, the SQBs will not be allocated any capital losses for federal income tax purposes that may result from the disposition of the Refunding Bonds or interests therein or new assets in connection with a financing undertaken pursuant to the Liquidity and Growth Plan. A schedule of SQB income as of March 31, 1998 is as follows:

-----------------------------------------------------------------
                STATEMENT OF STATUS QUO BAC INCOME
          (in thousands, except per SQB interest amounts)
                            (Unaudited)
-----------------------------------------------------------------
                                                      Pro Forma
                                             Three      Three
                                             Months     Months
                                              Ended      Ended
                                             March 31,  March 31,
                                               1998     1997<F1>
                                            ---------------------
Revenues
  Interest on Bonds                          $  109    $   189
  Other Interest                                  3          4
-----------------------------------------------------------------
                                                112        193
Expenses
  Governance and Administration                 (22)        (4)
  Litigation expenses                            (1)       (13)
-----------------------------------------------------------------
Net income to SQB holders                    $   89    $   176
=================================================================
Other comprehensive income:
  Unrealized gains on investment
    in tax-exempt securities                      3        100
=================================================================
Comprehensive income                         $   92    $   276
=================================================================
Weighted average SQB shares outstanding       7,025     12,587
=================================================================
Net income per SQB interest                  $12.63    $ 13.98
=================================================================
Distribution per SQB interest                $12.38    $ 11.90
=================================================================

<F1>  Since the SQBs were issued on  April 1, 1997, there  are no actual comparative results of SQB operations for the three months ended March 31, 1997. This Pro Forma presentation includes the SQB holders' earnings for the first quarter of 1997 year, before their Beneficial Assignee Certificates
      (BACs) were converted to SQBs.

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

Note 4.  Related Party Transactions

    Interests in OTEF II and the Operating Partnerships. The General Partners own interests in OTEF II that entitle them to receive a share of OTEF II's cash flow and possibly of sale, refinancing and liquidation proceeds. Distributions to the General Partners totaled approximately $74,000 for March 31, 1998 and $73,000 for the same period in 1997.

    Affiliates of the Managing General Partner that are general and limited partners of the various real estate-owning limited partnerships (collectively, the "Operating Partnerships") whose property collateralizes or secures the tax-exempt bonds held by OTEF II have an interest in the Operating Partnerships that entitles them to receive a share of any cash flow and sale, refinancing and liquidation proceeds of the Operating Partnerships. Since inception, the Operating Partnerships have not been able to make any distributions of cash flow to their respective partners. In addition, in connection with the 1995 OTEF Restructuring Plan and after the Existing MRBs are refunded, cash flow attributable to these interests will be pledged for the benefit of OTEF II relative to the repayment of the Refunding Bonds and all interest thereon.

    Compensation and Fees. For the three-month periods ended March 31, 1998 and 1997, certain of the Operating Partnerships paid ORFG total asset management fees of approximately $0.18 million and $0.15 million, respectively. During the three-month periods ended March 31, 1998 and 1997, the Operating Partnerships also paid ORFG, in the aggregate, approximately $0.17 million of fees pursuant to the OTEF Restructuring Plan Administration/Asset Management Fee Agreement, which amount is equal to 0.25% per annum of the principal amount of the existing MRB's and Refunding Bonds collateralized by the properties owned by the related Operating Partnerships.

   In connection with OTEF II's investment in New Assets, ORFG is entitled to an acquisition fee of 1-2.5% of the purchase price (depending on the type of transaction) for finding, analyzing and acquiring New Assets, which is payable on the closing of any transaction in which OTEF II acquires a New Asset. OTEF II also will pay ORFG an annual advisory fee equal to 0.5% of the purchase price for managing OTEF II's New Assets after their acquisition. During the first quarter, OTEF II accrued advisory fees in the amount of $0.03 million payable to ORFG in connection with the Dallas and Carpenter transaction. At March 31, 1998, no acquisition fee had been paid to ORFG.

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

    Expense Reimbursements. The Operating Partnerships and OTEF II also reimburse ORFG for certain expenses it incurs in providing services with respect to (i) the Existing Mortgaged Properties, (ii) the investment in New Assets, (iii) the sale or disposition of the Refunding Bonds, and (iv) the administration of OTEF II's affairs. Total reimbursements to the General Partners and their affiliates for the three-month period ended March 31, 1998 and 1997, were approximately $0.17 million ($0.08 million amount is in Liquidity & Growth expenses) and $0.09 million, respectively. Such reimbursable amount is determined based on the actual time the officers and employees devote to OTEF II based upon their respective salaries.

    Incentive Option Plan. On May 21, 1997, OTEF II adopted an incentive option plan (the "Incentive Option Plan") in order for the Managing General Partner to attract and retain key employees and advisers. The Incentive Option Plan authorizes the granting to the directors, officers and employees of the Managing General Partner and certain affiliates of options to purchase 652,125 OTEF II BACs (on a post-split basis), representing approximately 8.3% of the outstanding OTEF II BACs on a fully diluted basis. Such options are exercisable for 10 years. The Managing General Partner has awarded all of the OTEF II BACs authorized under the terms of the Incentive Option Plan. Of the 652,125 options, 613,000 were fully vested upon issuance, 13,042 vested on January 1, 1998 and 26,083 are vested equally over 2 years commencing January 1, 1999. The exercise price for all options is $23.88 per BAC. As of March 31, 1998, assuming the fully vested options were exercised on March 31, 1998 at $26.75 per OTEF II Liquidity BAC, the compensation expense is approximately $1.8 million, which amount is being amortized over the life of the options in accordance with the Statement of Financial Accounts Standards No.
123. For the three month period ending March 31, 1998 approximately $0.05 million has been charged to Liquidity and Growth expenses for such compensation expense.

Note 5.  Subsequent Events.

    Distributions: On May 15, 1998, the Managing General Partner paid a distribution of $0.495 per Liquidity BAC and $12.38 per SQB to holders of record as of March 31, 1998.

    New  Asset  Acquisition:  On April 30,  1998,  the  Jacaranda
Transaction closed.

    On May 6, 1998, an affiliate of OTEF II executed a definitive agreement for an investment transaction involving the acquisition by OTEF II of approximately $7.5 million of debt secured by real estate that will be simultaneously acquired by such affiliate from a third party. It is anticipated that this transaction will close in the near future, subject to satisfaction of customary closing conditions. Although OTEF II believes that these conditions will be satisfied, no assurances can be given. In connection with this transaction, Summerwalk Properties, L.L.C. ("Borrower"), a Maryland limited liability company which is an affiliate of OTEF II, will purchase Summerwalk at the Crossing Apartments, a 264-unit garden apartment community located in Tucker, Georgia, a northeastern suburb of Atlanta, for $16.65 million. The property is financed with $10 million of tax-exempt bonds that bear interest at an adjustable one-year rate, which is currently 3.9%. The bonds are secured by a first mortgage on the property and are currently held by third parties. OTEF II currently expects to purchase these bonds at a future date. OTEF II anticipates that it will restructure the tax-exempt bonds as soon as practicable following the closing, which restructuring may include, among other things, a refunding of the bonds and a modification of the interest rate on the bonds to a higher rate.


At closing, OTEF II will purchase a certificate from a grantor trust which, in turn, will make a taxable loan to the Borrower in the amount of approximately $7.5 million to fund a portion of the purchase price for the property, as well as various costs, expenses, capital improvements and reserves. This taxable loan will be secured by a subordinated mortgage on the property. The taxable loan will be repaid from available cash flow of the Borrower on an interest-only basis with taxable interest at an annual fixed accrual rate of approximately 12% on the principal balance outstanding from time to time, and will mature in 2006. It is expected that the taxable loan will be prepayable on the same terms and conditions as the tax-exempt bonds. The terms of this loan are anticipated to result in substantially all of the property's current and expected future increases in cash flow and property value being paid to OTEF II as interest on this loan.

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

 *IF YOU DO NOT HOLD CERTIFICATES

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

 *IF YOU HOLD CERTIFICATES

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

 *GENERAL INFORMATION

  All general inquiries relating to OTEF II should be directed to OTEF II Investor Services at 1-888-321-OTEF.

  The  Quarterly Report on Form 10-Q for the quarter ended  March
  31, 1998, filed with the Securities and Exchange Commission, is available to SQB and OTEF II BAC Holders and may be obtained by writing:

                        Investor Services
          Oxford Tax Exempt Fund II Limited Partnership
                7200 Wisconsin Avenue, 11th Floor
                    Bethesda, Maryland  20814
                         1-888-321-OTEF

             ALSO VISIT OUR WEB SITE AT WWW.OTEF.COM