Form 10-Q
period 1998-06-30
OXFORD TAX EXEMPT FUND II LTD PARTNERSHIP
filed 1998-08-14
CIK 793977

=================================================================
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-Q
(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998
                                    -------------
                               OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

              Commission file number:  0-25600

           OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP
     --------------------------------------------------------
      (Exact name of registrant as specified in its charter)

         Maryland                            52-1394232
-------------------------------           -------------------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification No.)

   7200 Wisconsin Avenue, 11th floor, Bethesda, Maryland 20814
   -----------------------------------------------------------
   (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (301) 654-3100

Securities registered pursuant to Section 12(b) of the Act:
Beneficial Assignee Interests
-----------------------------
Securities registered pursuant to Section 12(g) of the Act:
Beneficial Assignee Interests
-----------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes /X/    NO / /

At June 30, 1998, the following classes of beneficial assignee interests of Oxford Tax Exempt Fund II Limited Partnership were outstanding: (i) 7,185,200 beneficial assignee interests ("BACs") with an aggregate market value ($27.75 per share) of $199,389,300, and (ii) 6,946 Status Quo BACs ("SQBs").

Index to Exhibits is found on page 3.
=================================================================

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-Q

                  PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.

    The financial statements of OTEF II are incorporated herein by reference to sequentially numbered pages 14 through 17 of OTEF
II's Quarterly Report (Unaudited).

Item 2.  Management's  Discussion   and   Analysis  of  Financial
         Condition and Results of Operations.

    A discussion of OTEF II's financial condition and results of operations for the three and six-month periods ended June 30, 1998 is incorporated herein by reference to sequentially numbered pages 6 through 13 entitled "Report of Management" included in OTEF II's Quarterly Report (Unaudited).

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

Item 3. Defaults Upon Senior Securities.
    None.

Item 4. Submission of Matters to a Vote of Security Holders.
    None.

Item 5. Other Information.

   In  connection with the incentive option BACs, a  Registration
   Statement on Form S-8 was filed with the SEC on June 10, 1998, and a Post Effective Amendment was filed with the SEC on June
   12, 1998.

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

(20) Report furnished to Security Holders.

     Oxford  Tax  Exempt  Fund II Limited Partnership's Quarterly
     Report  (Unaudited)  dated   June   30,   1998,  follows  on
     sequentially numbered pages 5 through 24 of this report.

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

Date: 8/14/98     By:  /S/ Richard R. Singleton
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


Date: 8/14/98     By: /S/ Francis P. Lavin
      -------         -------------------------------------------
                      Francis P. Lavin
                      Director and President


Date: 8/14/98     By: /S/ Robert B. Downing
      -------         -------------------------------------------
                      Robert B. Downing
                      Director and Executive Vice President

            OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                        Quarterly Report
                           (Unaudited)

                          June 30, 1998





















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

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

    The following report provides information about the financial condition of Oxford Tax Exempt Fund II Limited Partnership, a Maryland limited partnership ("OTEF II" or the "Partnership"), as of June 30, 1998, and its results of operations and cash flows for the period then ended. This report and analysis should be read together with the financial statements and related notes thereto and the selected financial data appearing elsewhere in this Quarterly Report.

Recent Developments

    Distribution  for  the  Quarter ended  June  30,  1998.   The
Managing General Partner declared, on June 17, 1998, a distribution for the quarter ended June 30, 1998 in the amount of $0.51 per BAC for the Liquidity BAC holders, and $12.38 per Status Quo BAC (SQB) holders. For the Liquidity BAC holders, this represents a 3% increase in the amount of the distribution paid for the last quarter.

    Investments in New Assets. On July 20, 1998, OTEF II acquired $10,300,000 Texas Department of Housing and Community Affairs Multifamily Mortgage Revenue Refunding Bonds (Dallas-Oxford Development) Series 1998 (the "Dallas Refunding Bonds"). As previously reported, on December 30, 1997, OTEF II purchased, at a discount, $11,700,000 of tax-exempt bonds issued by the Texas Department of Housing and Community Affairs. The bonds are collateralized by Springhouse Apartments, a 372-unit apartment community located in Dallas, Texas, that is owned by a privately-held Maryland limited partnership whose general partners are affiliates of OTEF II ("Dallas Borrower").

     In connection with the recent refunding transaction, OTEF II exchanged the bonds that it acquired on December 30, 1997 for the Dallas Refunding Bonds. The Dallas Refunding Bonds bear tax-exempt interest at an annual fixed rate of 7.25% for an initial term through July 1, 2005, at which time the interest rate resets based on various formulas. The Dallas Refunding Bonds mature on April 1, 2018, subject to earlier redemption (optional and mandatory) upon the occurrence of certain events.

    In addition, OTEF II funded the balance of a taxable loan in the amount of $355,000. The Dallas Borrower will apply the net proceeds of this loan to fund certain capital improvements, and pay transactional, bond refunding and certain other costs. The taxable loan in the aggregate principal amount of $680,000 will be repaid on an interest-only basis with taxable interest at an annual fixed rate of 9.30% on the principal balance outstanding from time to time with the principal due at maturity. The taxable loan matures on the same date as the Dallas Refunding Bonds and is prepayable on the same terms and conditions as the Dallas Refunding Bonds.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

   On May 28, 1998, Summerwalk Properties L.L.C. (the "Summerwalk Borrower"), an affiliate of OTEF II, completed its acquisition of Summerwalk at the Crossings Apartments, a 264-unit garden apartment community located in a suburb of Atlanta, Georgia ("Summerwalk Transaction"). The total purchase price paid by the Summerwalk Borrower was approximately $16.65 million. The property is financed with $10 million of tax-exempt bonds that bear interest at an adjustable one-year rate, which is currently 3.9%. This debt was assumed by the Summerwalk Borrower in connection with the acquisition. The tax-exempt bonds are secured by a first mortgage on the property and held by unrelated third parties. OTEF II expects to purchase these bonds at a to-be-determined future date.

   At the closing, OTEF II purchased a certificate from a grantor trust, which represents all of the economic interest of the trust in connection with the Summerwalk Transaction. The trust made a taxable loan to the Summerwalk Borrower in the amount of approximately $6.9 million bearing an annual fixed accrual rate of interest of 12%, with the option of additional advances to be made in the future. This loan will be used by the Summerwalk Borrower to fund the balance of the purchase price for the property, as well as various costs, expenses, capital improvements and reserves. This taxable loan is also secured by a subordinated mortgage on the property.

     The terms of this loan are anticipated to result in substantially all of the property's current and expected future increases in both cash flow and property value being paid to OTEF II as interest on this loan. OTEF II anticipates that it will restructure the tax-exempt bonds and the taxable loan as soon as practicable following the closing, which restructuring may include, among other things, a refunding of the tax-exempt bonds and a modification of the interest rate on the tax-exempt bonds to a higher rate. OTEF II expects to purchase the restructured or refunded bonds, and may sell or finance all or a portion of the taxable loan.

    On April 30, 1998, OTEF II and an affiliate closed an investment transaction ("Jacaranda Transaction") involving the acquisition by OTEF II of approximately $7 million of debt secured by real estate simultaneously acquired by such affiliate from a third party. In connection with this transaction, Jacaranda-Oxford Limited Partnership ("Jacaranda Borrower"), a Maryland limited partnership, purchased Harbour Town of Jacaranda, a 280-unit garden apartment community located in Plantation, Broward County, Florida. The total purchase price paid by the Jacaranda Borrower was approximately $18.75 million. The property is financed with $11.8 million of senior, tax-exempt bonds that bear interest at a weekly floating rate based on a spread over the applicable short-term, tax-exempt securities index. The senior bonds are secured by a first mortgage on the property and are currently held by third parties. OTEF II may purchase these senior bonds at a future date.

------------------------------------------------------------------
Report of Management
------------------------------------------------------------------

    At closing, OTEF II purchased from an unrelated third party $4.2 million of subordinated, tax-exempt bonds, which currently bear an annual fixed rate of interest of 6.25% and are secured by a subordinated mortgage on the property. It is expected that the interest rate on the subordinated, tax-exempt bonds held by OTEF II will be increased to approximately 13% later this year.

    At  closing, OTEF II purchased a certificate from  a  grantor trust,  which  represents  all of the economic  interest  of  the trust. The trust made a taxable loan to the Borrower in the amount of approximately $2.9 million, due on April 1, 2006, bearing an annual fixed accrual rate of interest of 12%, with the option to make additional advances in the future. This loan was used by the Jacaranda Borrower to fund a portion of the purchase price for the property, as well as various costs, expenses, capital improvements and reserves. This loan is secured by a subordinated mortgage on the property. The terms of this loan are anticipated to result in substantially all of the property's current and expected future increases in cash flow, remaining after payment of debt service on the senior and subordinated bonds, and property value being paid to OTEF II as interest on this loan.

    Financing Transactions. On May 21, 1998, OTEF II closed the third in a series of transactions with Merrill Lynch, securitizing approximately $11 million of Series A Bonds held in OTEF II's portfolio. OTEF II also purchased a subordinated interest in this securitization transaction for $0.1 million. This transaction involved a newer and more favorable structure, compared with prior securitization transactions completed by OTEF
II. OTEF II netted approximately $10.8 million from this transaction, after taking into account transaction costs and the purchase of the subordinated interest. As previously reported, a portion of these proceeds were used by OTEF II in connection with the Summerwalk Transaction. The remaining proceeds will be used for additional transactions that are expected to be completed later this year. See "Liquidity and Capital Resources - Financing Transactions" for additional information.

    Status Quo BACs. Effective April 1, 1997, OTEF II issued SQBs, representing 12,587 shares, in uncertificated, book-entry form. During 1997, a total of 5,494 SQBs were redeemed for a cost of $3.0 million. During the first two quarters of 1998, an additional 147 SQBs were redeemed at prices ranging from $540 to $550 per share, leaving 6,946 SQBs outstanding at June 30, 1998.

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

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

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

Liquidity and Capital Resources

    Current Position. OTEF II uses the interest income it receives from Refunding Bonds, Existing MRBs, New Assets (each as defined below), and cash reserves to make periodic cash distributions to its General Partners, OTEF II BAC Holders and SQB Holders, pay administrative expenses and fund reserves, as well as the costs and expenses associated with the implementation of the 1995 OTEF Restructuring Plan and the acquisition of New Assets. In connection with the settlement of the OTEF II Litigation discussed in prior reports, OTEF II made a final payment of plaintiff's counsel fees and expenses in the amount of $1.54 million in the second quarter upon the expiration of all appeal periods and dismissal of the state court action.

    As of June 30, 1998, OTEF II held approximately $16.5 million in cash and cash equivalents, an increase of $5 million, or approximately 41%, from the $11.7 million in cash and cash equivalents held as of December 31, 1997. This increase in OTEF II's cash and cash equivalents was primarily the result of the $20 million of net proceeds generated from Financing Transactions offset by $14 million in acquisitions and loans made as described above. Total assets were $291.7 million compared to $270.7 million at December 31, 1997. In addition, total liabilities of OTEF II shown on the balance sheet increased by $18 million to approximately $52 million as of June 30, 1998 from approximately $34 million at December 31, 1997 due to the Financing Transactions.

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

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

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

    Refunding Bonds. As of June 30, 1998, twelve of the fifteen mortgage revenue bonds owed by OTEF II prior to implementation of the 1995 Restructuring Plan ("Existing MRBs") had been refunded, representing 88% of the combined face amounts of the Existing MRBs and Refunding Bonds portfolio.

    The refunding bonds that were issued to refund Existing MRBs ("Refunding Bonds") are structured so as to consist of senior bonds ("Series A Bonds") and subordinated bonds ("Series B Bonds"). This senior/subordinated structure has permitted OTEF II to undertake one or more financings, pursuant to which it will sell all or a portion of the Series A Bonds, or interests therein, that are allocable to the OTEF II BACs ("Liquidity Assets"), or issue debt that may be secured by such assets, New Assets or both. The net proceeds from these financings will be invested in New Assets, as discussed above. OTEF II will retain the related Series B Bonds for the benefit of the Liquidity BAC Holders, and will retain both the senior Series A Bonds and the subordinated Series B Bonds, or interests therein, allocable to the SQBs ("Status Quo Assets") for the benefit of the SQB Holders.

    Series A Bonds. The term of each Refunding Bond and, accordingly, each Mortgage Loan is 30 years following the date of refunding. The Series A Bonds require interest only payments during the first three years and, thereafter, are subject to annual sinking fund redemptions that will result in full amortization of the Series A Bonds during the 27-year remaining term.

    Series A Bond Interest and Principal. The Series A Bonds require pre-determined annual sinking fund redemptions based on a 27-year amortization schedule beginning in the fourth year, calculated with an assumed rate of interest of 5.6% per year. In the current rate mode, Series A Bond interest is set initially at closing of the refundings and reset annually thereafter at a market rate based upon a percentage of the then prevailing one-year U.S. Treasury Bill rate, with a maximum rate of 5.6% per annum. The initial interest rate on the Series A Bonds that have been issued to date was 4.9%. The interest rate on the Series A Bonds retained by OTEF II were reset to a rate ranging from 4.8% -4.95% depending on the annual reset date. The interest rate on the Series A Bonds involved in the financing transactions described above was converted from annual reset to a weekly floating rate based on a spread over the PSA index. Upon a

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

remarketing, the Series A Bonds may be converted to a different interest rate mode (fixed or floating) and the interest rates may be modified at that time to reflect the prevailing market interest rates for whatever rate mode and remaining term is then applicable.

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

    Combined Rate. The Combined Rate represents that portion of each Property's projected cash flow before debt service for each year (projected at the time of the refunding of each Existing
MRB) that may be applied to interest on the combined Series A Bonds and Series B Bonds. The 1998 weighted average Combined Rate for the 12 Refunding Bonds is 6.62%. See Note 7 to the 1997 Annual Report for a schedule of Combined Rates of the Refunding Bonds over the next ten years.

  Other Sources. In connection with the closing of the Refunding Bonds, the applicable Operating Partnerships entered into certain pooling agreements which may provide under certain circumstances additional sources of funds to enable them to pay their respective debt service on the Series A Bonds and the Series B Bonds and related fees and expenses. As of June 30, 1998, the aggregate amount of net excess cash flow held in the Operating Partnership escrows was approximately $1.6 million, compared to $1.1 million at the end of 1997. As discussed in prior reports, in connection with the closing of the Oxford/NHP transaction in 1993, Oxford committed certain proceeds of such closing to satisfy certain obligations it had to these Operating Partnerships. Of this commitment, $1.3 million remains as of June 30, 1998. The Managing General Partner anticipates that the remaining balance will be advanced to certain Operating Partnerships to help defray the costs of refunding the remaining Existing MRBs, increase property improvement reserves and create operating reserves, as deemed necessary by the Managing General Partner.

    Financing Transactions. OTEF II has securitized a total of approximately $62.6 million of its Series A Bonds and has purchased approximately $15 million of subordinated interests.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------
The portion of the net proceeds from these transactions that is not invested in New Assets is temporarily invested in liquid tax-exempt money market securities.

    In connection with these transactions, OTEF II converted the interest rate mode on the Series A Bonds from an annual reset to weekly floaters. In the first securitization transaction on
August 22, 1997, OTEF II also purchased a three-year interest rate cap on a notional amount of approximately $27 million to minimize the effects of interest rate volatility. Under this arrangement, if the average short-term, tax-exempt interest rates for any month during the term of the cap increase above a specified level (6%), the counter-party to the interest rate cap transaction is required to pay directly to OTEF II the amount by which such rates exceed the specified level.

    For  financial  statement purposes,  these  transactions  are accounted for as financing transactions. The amount of the Series A Bonds financed of approximately $62.6 million is reflected as Securities Held in Trust, the net cash proceeds are classified as Cash and Cash Equivalents and the difference between the principal amount of the Series A Bonds financed and the principal amount of the subordinated interests acquired by OTEF II is classified as financing debt. The aggregate financing debt at June 30, 1998 was $47.6 million as compared to $27.2 million as of December 31, 1997. The financing debt bears interest at the Public Securities Association ("PSA") weekly floating bond index plus approximately 80 to 85 basis points, which averaged 4.46% from the date of closing through December 31, 1997 and 4.16% for the first six months of 1998. Costs associated with these financing transactions are being amortized over 10 years for financial statement purposes, and costs associated with the interest rate cap are being amortized over the life of the interest rate cap agreement, which is 3 years. For federal income tax purposes, these transactions are treated as sales by OTEF II of the applicable Series A Bonds and a purchase of the subordinated interests. With respect to the first transaction, the sale of the Series A Bonds resulted in a 1997 capital loss for federal income tax purposes of approximately $3.8 million. Information regarding the federal income tax consequences of financing transactions completed during 1998 will be provided later this year.

    Existing  MRBs.  As of June 30, 1998, OTEF II  held  Existing
MRBs for two of the Operating Partnerships. It is expected that the refunding of at least one of the Operating Partnership's
Existing MRBs will close in 1998.

Results of Operations

OTEF II's  Operations

    OTEF II Distributions. Distributions to Partners will amount to approximately $3.8 million, or $0.51 per Liquidity BAC and $12.38 per SQB holders of record as of June 30, 1998.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

    OTEF II's Three-Month Operations. For financial statement purposes, Net Income and Net Income per Liquidity BAC was $4.5 million and $0.59, respectively, for the three-month period ended June 30, 1998, compared to $4.3 million and $0.56, respectively, for the same period in 1997. Net Income per Liquidity BAC assuming dilution due to the incentive option plan for the three-month period ended June 30, 1998 was $0.58. The increase in Net Income for the comparative three-month periods is the result of additional interest received on New Assets exceeding the costs associated with the implementation of the Liquidity & Growth Plan that were not incurred in the prior comparative period.

    OTEF II's Six-Month Operations. For financial statement purposes, Net Income and Net Income per Liquidity BAC was $9.0 million and $1.20, respectively, for the six-month period ended June 30, 1998, as compared to $8.6 million and $1.12, respectively, for the six-month period ended June 30, 1997. The increase in Net Income is the result of additional interest received on New Assets exceeding the costs associated with the implementation of the Liquidity & Growth Plan that were not incurred in the prior comparative period. Net Income per Liquidity BAC assuming dilution due to the incentive option plan for the six-month period ended June 30, 1998 was $1.18.

    Due to OTEF II's conversion of a portion of the BACs to SQBs, effective April 1, 1997, there were 7,499,875 BACs outstanding in the first quarter of 1997 compared to 7,185,200 in the first quarter of 1998. Consequently, the weighted average number of Liquidity BACs outstanding for the computation of earnings per share was 7,185,200 and 7,342,538, respectively as of June 30, 1998 and 1997, respectively. Beginning in 1998, the relative portion of OTEF II's administrative costs allocated to SQB
Holders increased due to the adoption by the Managing General Partner of a new cost allocation methodology designed to reflect the actual time incurred to administratively service the SQB Holders. During the period from April 1, 1997 to December 31, 1997, these administrative costs were allocated based upon the ratio of SQB Holders to BAC Holders. After consultation with OTEF II's professional advisors, the Managing General Partner believes that this new methodology is more equitable to all parties.

Oxford Tax Exempt Fund II Limited Partnership

-----------------------------------------------------------------------------
Balance Sheets (in thousands)
-----------------------------------------------------------------------------
                                                        June 30,
                                                         1998    December 31,
                                                      (Unaudited)    1997
-----------------------------------------------------------------------------
Assets
  Investments in tax-exempt securities                  $199,250   $217,159
  Investments in tax-exempt securities held in trust      62,565     38,820
  Investment in taxable securities and loans              10,714          0
  Cash and cash equivalents                               16,517     11,694
  Bond and other interest receivable                       1,594      1,439
  Other assets                                             1,073      1,551
-----------------------------------------------------------------------------
      Total Assets                                      $291,713   $270,663
=============================================================================

Liabilities and Partners' Capital
  Liabilities
    Financing debt                                      $ 47,614   $ 27,174
    Accounts payable and accrued expenses                    470      2,988
    Distributions payable                                  3,827      3,719
-----------------------------------------------------------------------------
      Total Liabilities                                   51,911     33,881
-----------------------------------------------------------------------------

Partners' Capital
  General Partners' Interests                             (2,327)    (2,356)
  Limited Partners' Interests:
    Beneficial Assignee Interests (7,499,875
      interests issued and 7,185,200 interests
      outstanding as of June 30, 1998)                   158,097    156,672
    Status Quo BAC Interests (12,587 interests
      issued as of April 1, 1997, and 7,093 and
      6,946 interests outstanding as of December 31,
      1997 and June 30, 1998, respectively)                3,814      3,885
  Accumulated other comprehensive income                  80,218     78,581
-----------------------------------------------------------------------------
      Total Partners' Capital                            239,802    236,782
-----------------------------------------------------------------------------
      Total Liabilities and Partners' Capital           $291,713   $270,663
=============================================================================

       The accompanying notes are an integral part of these financial statements.

Oxford Tax Exempt Fund II Limited Partnership

-----------------------------------------------------------------------------
Statements of Income and Comprehensive Income (in thousands,except per
                                               Liquidity BAC amounts)
(Unaudited)
-----------------------------------------------------------------------------
                                            Three months        Six months
                                           ended June 30,     ended June 30,
                                          ----------------   ----------------
                                           1998     1997      1998     1997
-----------------------------------------------------------------------------
Revenues
  Interest on tax-exempt securities        $4,335  $4,629   $ 9,062  $ 9,234
  Interest on tax-exempt securities
    held in trust                             669       0     1,143        0
  Interest on taxable securities
    and loans                                 153       0       173        0
  Other, primarily interest                   162     113       283      204
-----------------------------------------------------------------------------
    Total Revenues                          5,319   4,742    10,661    9,438
-----------------------------------------------------------------------------
Expenses
  Governance and administrative expenses     (207)   (185)     (441)    (497)
  Litigation and settlement costs              (2)   (106)       (7)    (204)
  Liquidity and growth expenses              (170)   (127)     (385)    (147)
  Finance interest expense                   (489)      0      (820)       0
-----------------------------------------------------------------------------
    Total Expenses                           (868)   (418)   (1,653)    (848)
-----------------------------------------------------------------------------
Net Income                                 $4,451  $4,324   $ 9,008  $ 8,590
=============================================================================
Other comprehensive income:
  Unrealized gains on investments           1,502   2,996     1,637    5,383
=============================================================================
Comprehensive income                       $5,953  $7,320   $10,645  $13,973
=============================================================================
Net income allocated to Liquidity BACs     $4,269  $4,054   $ 8,646  $ 8,235
=============================================================================
Weighted Average Liquidity
  BACs outstanding                          7,185   7,185     7,185    7,343
=============================================================================
Net income per Liquidity BAC<F1>           $ 0.59  $ 0.56   $  1.20  $  1.12
=============================================================================
Weighted Average Liquidity
BACs outstanding-assuming dilution<F2>      7,271   7,185     7,266    7,349
=============================================================================
Net income per Liquidity BAC-assuming
  dilution<F2>                             $ 0.58  $ 0.56   $  1.18  $  1.11
=============================================================================
Distribution per Liquidity BAC<F1>         $ 0.51  $0.476   $ 1.005  $ 0.952
=============================================================================



       15 (continued)

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


Oxford Tax Exempt Fund II Limited Partnership

-----------------------------------------------------------------------------
Statement of Partners' Capital (in thousands)(Unaudited)
-----------------------------------------------------------------------------
                                          Partners'
                                      Limited Interests
                                     ------------------- Accumulated
                                     Beneficial  Status     Other
                             General  Assignee   Quo BAC Comprehensive
                             Partners Interests Interests   Income   Total
-----------------------------------------------------------------------------
Balance, December 31, 1997   $(2,356)  $156,672   $3,885   $78,581  $236,782
=============================================================================
SQB Redemption                     0          0      (55)        0       (55)

Net Income, including
  $0.609 per Liquidity BAC
  <F1> and $12.63 per SQB         91      4,377       89         0     4,557

Unrealized gains on
  investments                      0          0        0       135       135
                              -----------------------------------------------
  Comprehensive income            91      4,377       34       135     4,637

Distributions payable to
  Partners including $0.495
  per Liquidity BAC<F1> and
  $12.38 per SQB                 (74)    (3,557)     (87)        0    (3,718)
-----------------------------------------------------------------------------
Balance, March 31, 1998      $(2,339)  $157,492   $3,832   $78,716  $237,701
=============================================================================
SQB Redemption                     0          0      (25)        0       (25)

Net Income, including
  $0.59 per Liquidity BAC<F1>
  and $13.31 per SQB              89      4,269       93         0     4,451

Unrealized gains on
  investments                      0          0        0     1,502     1,502
                             ------------------------------------------------
  Comprehensive income            89      4,269       68     1,502     5,928

Distributions payable to
  Partners including $0.51
  per Liquidity BAC<F1> and
  $12.38 per SQB                 (77)    (3,664)     (86)        0    (3,827)
-----------------------------------------------------------------------------
Balance, June 30, 1998       $(2,327)  $158,097   $3,814   $80,218  $239,802
=============================================================================

<F1>  Liquidity BAC share amounts reflect the 25-for-1 stock split which occurred on July 1, 1997.

The accompanying notes are an integral part of these financial statements.

Oxford Tax Exempt Fund II Limited Partnership

-----------------------------------------------------------------------------
Statements of Cash Flows (in thousands)
(Unaudited)
-----------------------------------------------------------------------------
                                                   Six months ended June 30,
                                                   -------------------------
                                                       1998         1997
-----------------------------------------------------------------------------
Operating Activities
  Net income                                         $ 9,008      $ 8,590
  Adjustments to reconcile net income
    to net cash Provided by operating Activities:
  Changes in assets and liabilities:
  Interest receivable and other                         (155)        (598)
  Litigation settlement payment                       (1,538)           0
  Accounts payable and accrued expenses                 (980)        (150)
-----------------------------------------------------------------------------
Net cash provided by operating activities              6,335        7,842
-----------------------------------------------------------------------------
Investing Activities
  Acquisitions<F2>                                   (13,958)           0
  Decrease in other assets<F1>                          (478)           0
  Redemption of SQBs                                     (80)           0
-----------------------------------------------------------------------------
Net cash used in investing activities                (14,516)           0
-----------------------------------------------------------------------------
Financing activities
  Net proceeds from debt refinancing                  20,440            0
  Distributions paid                                  (7,436)      (7,286)
-----------------------------------------------------------------------------
Net cash provided (used) by financing  activities     13,004       (7,286)
-----------------------------------------------------------------------------
Net  increase in cash and cash equivalents             4,823          556
Cash and cash equivalents, beginning of period        11,694       12,072
-----------------------------------------------------------------------------
Cash and cash equivalents, end of period             $16,517      $12,628
=============================================================================

<F1>  Other assets represent deferred costs incurred in association with the
      Liquidity & Growth Plan financing transactions, prepaid items, and short-term promissory note associated with the OTEF II Litigation settlement, which are not recurring operating activities.

<F2>  Acquisitions include new tax-exempt bonds, other tax exempt securities and interests in taxable loans.

 The accompanying notes are an integral part of these financial statements.


-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

Note 1.  Financial Statements

   The financial statements reflect all adjustments, which in the opinion of the Managing General Partner of Oxford Tax Exempt Fund II Limited Partnership ("OTEF II" or the "Partnership"), are necessary to present fairly OTEF II's financial position as of June 30, 1998 and December 31, 1997, the Statements of Income and Comprehensive Income for the three and six-month periods ended June 30, 1998 and 1997, the Statement of Partners' Capital as of June 30, 1998, and the Statements of Cash Flows for the six-month period ended June 30, 1998 and 1997, and the notes thereto, in accordance with generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements and notes included in the Partnership's Annual Report for the year ended December 31, 1997.

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

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

    Income Taxes. No provision has been made for federal, state, or local income taxes in the financial statements of OTEF II since the Partners of OTEF II are required to report on their individual tax returns their allocable share of taxable income, gains, losses, deductions, and credits of OTEF II.

   Valuation of Bonds. The Managing General Partner estimated at June 30, 1998 that the fair value of the 12 Series A and Series B Bonds, the two Existing MRBs and the New Assets was approximately $261.8 million and, accordingly, OTEF II recorded a credit to Partners' Capital in an amount equal to approximately $80.2 million of unrealized gain on investments. This represents an increase of approximately $1.6 million since December 31, 1997. The Managing General Partner determined these values using the same cash flow methodology applied by a major investment banking firm in connection with structuring advice rendered to OTEF II and its predecessor with respect to the 1995 OTEF Restructuring Plan. The Series A Bonds are valued at par based on comparable municipal bond securities, the Existing MRBs and the Series B Bonds are valued based on a discounted cash flow analysis. For this purpose, the applicable cash flows are based on certain assumptions concerning the Properties and the markets in which they are located, including the timing and realization of such cash flows. The New Assets are also valued at their original purchase price at date of acquisition.

    Net Income and Distributions per Beneficial Assignee Interest
(BAC) and SQB. Net income and distributions per BAC and net income and distributions per Status Quo BAC ("SQB") are based upon the weighted average number of BACs and SQBs outstanding during the applicable period. On April 1, 1997 there were 7,499,875 BACs outstanding, and 314,675 BACs were converted to 12,587 SQBs, leaving 7,185,200 Liquidity BACs outstanding. During 1997, 5,494 SQBs were redeemed for a total cost of $3.0 million. In the first six-month period of 1998, 147 SQBs were redeemed at a cost of $0.08 million, including 45 SQBs during the second quarter, leaving 6,946 SQBs outstanding at June 30, 1998.

    Comprehensive Income. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" which requires the reporting of comprehensive income as part of a full set of financial statements. Comprehensive income includes both "Net Income" and "Other Comprehensive Income". OTEF's only source of "other comprehensive income" is related to the valuation of its tax-exempt investments to market which results in unrealized gains or losses previously charged to an equity account under SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities". SFAS 130 does not require presentation of comprehensive earnings per share. For the three month period ended June 30, 1998, OTEF recorded "Other Comprehensive Income" from unrealized gains on its investment in tax-exempt securities of $1.5 million and $3.0 million for the same period in 1997. For the six-month period ended June 30, 1998, OTEF recorded

-----------------------------------------------------------------
Notes to Finanacial Statements
-----------------------------------------------------------------

"Other  Comprehensive  Income"  from  unrealized  gains  on  it's investments  in tax exempt securities of  $1.6 million  and  $5.4 million for the same period in 1997.

    Statements of cash flows. The statements of cash flows are intended to reflect only cash receipts and cash payment activity during the reporting period. The statements do not reflect investing and financing activity that affect recognized assets or liabilities that do not result in cash receipts or cash payments during such period, including distributions payable to Partners, SQB Holders, and OTEF II BAC Holders of approximately $3.8 million at June 30, 1998 and $3.6 million at June 30, 1997.

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

    The SQB Holders do not share in the growth or other benefits expected to be achieved under the Liquidity and Growth Plan. In addition, the SQBs will not be allocated any capital losses for federal income tax purposes that may result from the disposition of the Refunding Bonds or interests therein or new assets in connection with a financing undertaken pursuant to the Liquidity and Growth Plan. Set forth below is a schedule of SQB income for the three and six-months ended June 30, 1998:

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

-----------------------------------------------------------------
                STATEMENT OF STATUS QUO BAC INCOME
          (in thousands, except per SQB interest amounts)
                          (Unaudited)
-----------------------------------------------------------------
                                Three Months        Six Months
                                    Ended         Ended June 30,
                                  June 30,          Pro Forma
                               --------------   -----------------
                                1998<F2> 1997   1998<F2> 1997<F1>
                               ----------------------------------
Revenues
  Interest on Bonds            $  103  $  190  $  212   $  380
  Other Interest                    3       5       6        8
-----------------------------------------------------------------
                                  106     195     218      388

Expenses
  Governance and Administration   (13)     (8)    (34)     (21)
  Litigation expenses              (1)     (4)     (2)      (8)
-----------------------------------------------------------------
Net income to SQB holders      $   93  $  183  $  182   $  358
=================================================================
Other comprehensive income:
 Unrealized gains on investment
    in tax-exempt securities       35     126      38      226
=================================================================
Comprehensive income           $  128  $  309  $  220   $  584
=================================================================
Weighted average SQB
  shares outstanding            6,961  12,587   6,993   12,587
=================================================================
Net income per SQB interest    $13.31  $14.54  $26.03   $28.48
=================================================================
Distribution per SQB interest  $12.38  $11.90  $24.76   $23.64
=================================================================

<F1>  Since  the SQBs were issued on April 1, 1997, there are no actual comparative results of SQB operations for the three months ended March 31, 1997. This Pro Forma presentation includes the SQB holders' earnings for the first quarter of 1997, before their Beneficial Assignee Certificates
      (BACs) were converted to SQBs.

<F2>  The Information Memorandum states that, subject to receipt of a fairness opinion from OTEF II's independent real estate consultant, all outstanding SQBs will be purchased or redeemed by OTEF II at such time as the Managing General Partner believes that it would be in the best


----------------------------------------------------------------
Notes to Financial Statements
----------------------------------------------------------------

<F2> (continued)
      interests of OTEF II and the holders of the non-tendered SQBs, but in no event later than December 31, 2006, which date may be extended under certain circumstances. The purchase or redemption price will be the fair market value of the Status Quo Assets at the time of purchase or redemption, less the costs of sale. The Managing General Partner has undertaken an analysis of whether such a purchase or redemption by OTEF II would be in the best interests of the SQB Holders and OTEF II at the present time and, in connection therewith, is reviewing all ownership attributes of the SQBs. The Managing General Partner expects to complete its analysis later this year.

Note 4.  Related Party Transactions

    Interests in OTEF II and the Operating Partnerships. The General Partners own interests in OTEF II that entitle them to receive a share of OTEF II's cash flow and possibly of sale, refinancing and liquidation proceeds. Distributions to the General Partners totaled approximately $0.08 million for the six months ended June 30, 1998 and 1997.

    Affiliates of the Managing General Partner that are general and limited partners of the various real estate-owning limited partnerships (collectively, the "Operating Partnerships") whose property collateralizes or secures the tax-exempt bonds held by OTEF II have an interest in the Operating Partnerships that entitles them to receive a share of any cash flow and sale, refinancing and liquidation proceeds of the Operating
Partnerships. In addition, in connection with the 1995 OTEF Restructuring Plan and after the Existing MRBs are refunded, cash flow attributable to these interests with respect to the 14 original Operating Partnerships is pledged for the benefit of OTEF II to secure the repayment of the Refunding Bonds and interest thereon.

    Compensation and Fees. For the six-month periods ended June 30, 1998 and 1997, certain of the Operating Partnerships paid ORFG total asset management fees of approximately $0.38 million and $0.30 million, respectively. During the six-month periods ended June 30, 1998 and 1997, the Operating Partnerships also paid ORFG, in the aggregate, approximately $0.35 million of fees pursuant to the OTEF Restructuring Plan Administration/Asset Management Fee Agreement, which amount is equal to 0.25% per annum of the principal amount of the Existing MRBs and Refunding Bonds collateralized by the properties owned by the related Operating Partnerships.

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

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

For the six month period ended June 30, 1998, OTEF II had paid or accrued approximately $0.35 million in acquisition fees and $0.09 million in advisory fees paid or payable to ORFG. Acquisition fees are treated as deferred costs associated with the acquisition and are amortized over 10 years. Advisory fees are deducted as period costs.

    Expense Reimbursements. The Operating Partnerships and OTEF II also reimburse ORFG for certain expenses it incurs in providing services with respect to (i) the Existing Mortgaged Properties, (ii) the investment in New Assets, (iii) the sale or disposition of the Refunding Bonds, and (iv) the administration of OTEF II's affairs. Total reimbursements to the General Partners and their affiliates for the six-month period ended June 30, 1998 and 1997, were approximately $0.285 million (of which $0.128 million amount is included in Liquidity & Growth expenses) and $0.117 million, respectively. Such reimbursable amount is determined based on the actual time the officers and employees devote to OTEF II based upon their respective salaries.

    Incentive Option Plan. On May 21, 1997, OTEF II adopted an incentive option plan (the "1997 Incentive Option Plan") in order for the Managing General Partner to attract and retain key employees and advisers. The Incentive Option Plan authorizes the granting to the directors, officers and employees of the Managing General Partner and certain affiliates of options to purchase
652,125  OTEF  II  BACs  (on  a post-split  basis),  representing approximately 8.3% of the outstanding OTEF II BACs on a fully diluted basis. Such options are exercisable for 10 years. As of August 18, 1997 the Managing General Partner had granted all of the OTEF II BAC options authorized under the terms of the Incentive Option Plan. Of the 652,125 options, 613,000 were vested immediately, 13,000 were vested as of January 1, 1998 and 26,083 are vested equally over 2 years commencing January 1, 1999. The exercise price for all options is $23.88 per BAC, which was equal to the 20-day average market price of the Liquidity BACs at the date the options were granted.

Note 5.  Subsequent Events.

    Distributions:   On  August 14, 1998,  the  Managing  General
Partner paid a distribution of $0.51 per Liquidity BAC and $12.38 per SQB to holders of record as of June 30, 1998.

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

  The  Quarterly Report on Form 10-Q for the quarter  ended  June
  30,  1998,  filed with the Securities and Exchange  Commission, is  available  to  SQB  and OTEF II  BAC  Holders  and  may  be obtained by writing:
                        Investor Services
          Oxford Tax Exempt Fund II Limited Partnership
                7200 Wisconsin Avenue, 11th Floor
                    Bethesda, Maryland  20814
                         1-888-321-OTEF

             ALSO VISIT OUR WEB SITE AT WWW.OTEF.COM