Form 10-Q
period 1998-09-30
OXFORD TAX EXEMPT FUND II LTD PARTNERSHIP
filed 1998-11-13
CIK 793977

=================================================================
                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                            FORM 10-Q
(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

                               OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________to______________

              Commission file number:  0-25600

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP
   ----------------------------------------------------------
     (Exact name of registrant as specified in its charter)

           Maryland                            52-1394232
-------------------------------            -------------------
(State or other jurisdiction of            (I.R.S.Employer
incorporation or organization)             Identification No.)


   7200 Wisconsin Avenue, 11th floor, Bethesda, Maryland 20814
   -----------------------------------------------------------
   (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code 301-654-3100

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

At September 30, 1998, the following classes of beneficial assignee interests of Oxford Tax Exempt Fund II Limited Partnership were outstanding: (i) 7,185,200 beneficial assignee interests ("BACs") with an aggregate market value ($25.75 per share) of $185,018,900, and (ii) 6,946 Status Quo BACs ("SQBs").

Index to Exhibits is found on page 3.
=================================================================

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-Q

                  PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.

   The financial statements of OTEF II are incorporated herein by reference to sequentially numbered pages 15 through 25 of OTEF
II's Quarterly Report (Unaudited).

Item 2. Management's Discussion and Analysis of Financial Condit ion and Results of Operations.

    A discussion of OTEF II's financial condition and results of operations for the three and nine-month periods ended September 30, 1998 is incorporated herein by reference to sequentially numbered pages 6 through 14 entitled "Report of Management" included in OTEF II's Quarterly Report (Unaudited).

                    PART II OTHER INFORMATION

Item 1.  Legal Proceedings.
   None.

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

(20) Report furnished to Security Holders.

     Oxford Tax Exempt Fund II Limited Partnership's Quarterly
     Report (Unaudited) dated September 30, 1998, follows on sequentially numbered pages 5 through 26 of this report.

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

Date: 11/13/98    By:  /S/ Richard R. Singleton
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



Date: 11/13/98    By: /S/ Francis P. Lavin
      --------        --------------------------------------------
                      Francis P. Lavin
                      Director and President



Date: 11/13/98    By: /S/ Robert B. Downing
      --------        ---------------------------------------------
                      Robert B. Downing
                      Director and Executive Vice President

            OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                        Quarterly Report
                           (Unaudited)

                       September 30, 1998





















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

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

    The following report provides information about the financial condition of Oxford Tax Exempt Fund II Limited Partnership, a Maryland limited partnership ("OTEF II" or the "Partnership"), as of September 30, 1998, and its results of operations and cash flows for the period then ended. This report and analysis should be read together with the financial statements and related notes thereto and the selected financial data appearing elsewhere in this Quarterly Report.

Recent Developments

    Distribution for the Quarter ended September 30, 1998. The Managing General Partner declared, on September 17, 1998, a distribution for the quarter ended September 30, 1998 in the amount of $0.51 per BAC for the Liquidity BAC holders, and $12.38 per Status Quo BAC (SQB) holders. This distribution was paid on November 13, 1998. For the Liquidity BAC holders, this distribution is in the same amount as was disclosed for the second quarter of 1998 and represents a 3% increase in the amount of the distribution paid for the first quarter of 1998.

    Repurchase Program. On October 30, 1998, OTEF II announced that the Board of Directors of its Managing General Partner authorized the repurchase, from time to time, of up to 250,000 shares of Liquidity BACs. OTEF II may purchase Liquidity BACs in the open market or through privately negotiated transactions. The timing and amount of Liquidity BACs purchased will be dependent on the availability of Liquidity BACs and other market factors. OTEF II will purchase Liquidity BACs only to the extent that they may be purchased at favorable prices. There can be no assurance that any Liquidity BACs will be repurchased by or on behalf of OTEF II. OTEF II has not repurchased any Liquidity BACs as of the date of this report.

    Investments in New Assets. On October 27, 1998, OTEF II acquired $14,200,000 Collin County Housing Finance Corporation Multifamily Housing Mortgage Revenue Bonds (Carpenter-Oxford Development) Series 1998 (the "Carpenter Refunding Bonds"). As previously reported, on December 30, 1997, OTEF II purchased, at a discount, $16,175,000 of tax-exempt bonds issued by the Texas Department of Housing and Community Affairs. The bonds are collateralized by Steeple Chase Apartments, a 368-unit apartment community located in Plano, Texas, that is owned by a privately-held Maryland limited partnership whose general partners are affiliates of OTEF II ("Carpenter Borrower").

    In connection with the recent refunding transaction, OTEF II exchanged the bonds that it acquired on December 30, 1997 for the Carpenter Refunding Bonds. The Carpenter Refunding Bonds bear tax-exempt interest at an annual fixed rate of 7.25% for an initial term through October 1, 2005, at which time the Carpenter Refunding Bonds must be remarketed. The Carpenter Refunding Bonds mature on September 1, 2018, subject to earlier redemption (optional and mandatory) upon the occurrence of certain events.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

    In addition, OTEF II funded the balance of a taxable loan in the amount of $315,000. The Carpenter Borrower will apply the net proceeds of this loan to fund certain capital improvements, and pay transactional, bond refunding and certain other costs. The taxable loan in the aggregate principal amount of $915,000 will be repaid on an interest-only basis with taxable interest at an annual fixed rate of 9.30% on the principal balance outstanding from time to time with the principal due at maturity. The taxable loan matures on the same date as the Carpenter Refunding Bonds and is prepayable on the same terms and conditions as the Carpenter Refunding Bonds.

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

    In connection with the recent refunding transaction, OTEF II exchanged the bonds that it acquired on December 30, 1997 for the Dallas Refunding Bonds. The Dallas Refunding Bonds bear tax-exempt interest at an annual fixed rate of 7.25% for an initial term through July 1, 2005, at which time the Dallas Refunding Bonds must be remarketed. The Dallas Refunding Bonds mature on April 1, 2018, subject to earlier redemption (optional and mandatory) upon the occurrence of certain events.

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

    As previously reported, OTEF II has begun working on bond refunding and refinancing transactions with respect to the Jacaranda and Summerwalk properties. The senior tax-exempt bonds secured by these properties ($11.8 million for Jacaranda and $10 million for Summerwalk) are currently held by third parties. The letters of credit that secure these bonds expire on August 15, 1999 for Jacaranda and December 15, 2000 for Summerwalk. If substitute credit enhancement is not provided by such dates, the

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

senior bonds must be refunded or repaid. Based on its preliminary discussions, the Managing General Partner anticipates consummating refunding and refinancing transactions for these properties where the requirement to maintain letters of credit is eliminated and the bonds are refinanced or, in the case of Summerwalk, possibly acquired by OTEF II as part of a refinancing. However, in light of the financial turmoil that has affected the global capital markets in recent months, no assurances can be given that these transactions can be consummated in a timely manner.

    Status Quo BACs. Effective April 1, 1997, OTEF II issued SQBs, representing 12,587 shares, in uncertificated, book-entry form. During 1997, a total of 5,494 SQBs were redeemed for a cost of $3.0 million. During the first two quarters of 1998, an additional 147 SQBs were redeemed at prices ranging from $540 to $550 per share, leaving 6,946 SQBs outstanding at June 30, 1998. No redemptions occurred during the third quarter.

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

Year 2000 Compliance

     In accordance with the SEC's interpretive release "Statement of the Commission Regarding Disclosure of Year 2000 Issues and Consequences by Public Companies'," the Managing General Partner of OTEF II has upgraded and tested the principal systems on which OTEF II relies and believes that they are Year 2000 compliant as of this date. The Managing General Partner is currently contacting third parties with whom OTEF II does business to evaluate their exposure to year 2000 issues. In addition, the Managing General Partner is in the process of contacting it's vendors to determine their compliance and is developing contingency plans. The Managing General Partner believes that such analysis will be completed in 1999. The Managing General Partner is committed to making OTEF II's transition into the next millennium a smooth one.

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

    As of September 30, 1998, OTEF II held approximately $16.8 million in cash and cash equivalents, an increase of $5.1 million, or approximately 44%, from the approximately $11.7 million in cash and cash equivalents held as of December 31, 1997. This increase in OTEF II's cash and cash equivalents primarily reflects the net proceeds generated from Financing Transactions in excess of the amounts invested by OTEF II. Total assets were $297.7 million compared to $270.7 million at December 31, 1997. In addition, total liabilities of OTEF II shown on the balance sheet increased by $18 million to approximately $52 million as of September 30, 1998 from approximately $34 million at December 31, 1997 due to the Financing Transactions.

    Investment in New Assets. OTEF II generally will invest in additional tax-exempt mortgage revenue bonds and, to a lesser extent, taxable loans or other real estate-related assets that are secured by, or associated with, apartment and senior living/health care communities located throughout the nation ("New Assets"). It is expected that OTEF II will invest on terms that will permit it, in many cases, to participate substantially in the future growth and increase in value of the properties financed by such bonds. See "Recent Developments" and prior reports for additional information regarding New Assets.

    Refunding Bonds. As of September 30, 1998, twelve of the fifteen mortgage revenue bonds owed by OTEF II prior to implementation of the 1995 Restructuring Plan ("Existing MRBs") had been refunded, representing 88% of the combined face amounts of the Existing MRBs and Refunding Bonds portfolio.

    The refunding bonds that were issued to refund Existing MRBs ("Refunding Bonds") are structured so as to consist of senior bonds ("Series A Bonds") and subordinated bonds ("Series B Bonds"). This senior/subordinated structure has permitted OTEF II to undertake several financing transactions involving the Series A Bonds that are allocable to the OTEF II BACs ("Liquidity Assets"). A portion of the net proceeds from these financings has been invested in New Assets, as discussed above. OTEF II has retained the related Series B Bonds for the benefit of the Liquidity BAC Holders, and has retained both the senior Series A Bonds and the subordinated Series B Bonds, or interests therein, allocable to the SQBs ("Status Quo Assets") for the benefit of the SQB Holders.

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

    Series A Bond Interest and Principal. The Series A Bonds require pre-determined annual sinking fund redemptions based on a 27-year amortization schedule beginning in the fourth year, calculated with an assumed rate of interest of 5.6% per year. In the annual reset mode, Series A Bond interest was set initially at closing of the refundings and is reset annually thereafter at a market rate based upon a percentage of the then prevailing one-year U.S. Treasury Bill rate, with a maximum rate of 5.6% per annum. The initial interest rate on the Series A Bonds that have been issued to date was 4.9%. The interest rate on one of the Series A Bonds retained by OTEF II was reset recently to 3.75%; the interest rate on the five remaining Series A Bonds retained by OTEF II will reset at various times during the period from December 1998 through March 1999. The interest rate on the Series A Bonds involved in the financing transactions described above was converted from annual reset to a weekly floating rate based on a spread over the BMA index. This rate averaged 4.51% from the date of closing through December 31, 1997 and 4.37% for the nine months of 1998. Upon a remarketing, the Series A Bonds may be converted to a different interest rate mode (fixed or floating) and the interest rates may be modified at that time to reflect the prevailing market interest rates for whatever rate mode and remaining term is then applicable.

    Series  B  Bonds.   The  term of  each  Series  B  Bond  and,
accordingly, each Mortgage Loan is 30 years following the date of refunding.

    Series B Bond Interest and Principal. The Series B Bonds accrue interest equal to the product of the Combined Rate (as defined below) multiplied by the total combined principal balance of the Series A Bonds and the Series B Bonds for each Operating Partnership, less the interest payable on the related Series A Bonds; the resulting amount of interest divided by the principal balance of the Series B Bonds equals the interest accrual rate on the Series B Bonds. Interest-only is payable on the Series B Bonds to the extent of available cash flow of the Operating Partnership, with the entire principal balance and any unpaid interest due at maturity. All interest has been currently paid on the Series B Bonds.

    Combined Rate. The Combined Rate represents that portion of each Property's projected cash flow before debt service for each year (projected at the time of the refunding of each Existing
MRB)  that  may be applied to interest on the combined  Series  A

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

Bonds  and  Series  B  Bonds.  The 1998 weighted average Combined
Rate for the 12 Refunding Bonds is 6.62%.  See Note 7 to the 1997
Annual  Report for a schedule of Combined Rates of the  Refunding
Bonds over the next ten years.

  Other Sources. In connection with the closing of the Refunding Bonds, the applicable Operating Partnerships entered into certain pooling agreements which may provide under certain circumstances additional sources of funds to enable them to pay their respective debt service on the Series A Bonds and the Series B Bonds and related fees and expenses. As of September 30, 1998, the aggregate amount of net excess cash flow held in the Operating Partnership escrows was approximately $2.2 million, compared to $1.1 million at the end of 1997. As of the date of this report, none of these reserves has been drawn in relation to the pooling agreements. In addition, as discussed in prior reports, in connection with the closing of the Oxford/NHP transaction in 1993, Oxford committed certain proceeds of such closing to satisfy certain obligations it had to these Operating Partnerships. In August 1998, Oxford funded $0.1 million to Allview, leaving the total commitment of Oxford as of September 30, 1998 at $1.2 million. The Managing General Partner anticipates that the remaining balance will be advanced to certain Operating Partnerships to help defray the costs of refunding the remaining Existing MRBs, increase property improvement reserves and create operating reserves, as deemed necessary by the Managing General Partner.

    Financing Transactions. OTEF II seeks to enhance its overall return on investment and to generate proceeds which facilitate
the   acquisition   of  additional  investments.   OTEF  II   has
securitized a total of approximately $62.6 million of its Series A Bonds by assigning these Series A Bonds to a Merrill Lynch affiliate which, in turn, deposits them into trusts. The trusts, in turn, sell to institutional investors senior, floating rate securities credit enhanced by a Merrill Lynch affiliate. These senior securities have first priority on the debt service payments
related to  the  Series  A  Bonds.  OTEF  II  acquired   all  the
subordinated interests in these trusts in the aggregate amount of approximately $15 million, and received the proceeds from the sale of the senior securities, less certain transaction costs. OTEF II has certain rights to repurchase and/or refinance the
Series A Bonds and to repurchase  the  senior   securities   and,
therefore, retains a level of control over the Series A Bonds. These securitization transactions provide low-cost financing for OTEF II's growth. The portion of the net proceeds from these
transactions that is not invested in New Assets  is   temporarily
invested in liquid tax-exempt money market securities.

    In connection with these transactions, OTEF II converted the interest rate mode on the Series A Bonds from an annual reset to weekly floaters. In the first securitization transaction on
August  22,  1997,  OTEF II also purchased a three-year  interest

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------
rate cap on a notional amount of approximately $27 million to minimize the effects of interest rate volatility. Under this arrangement, if the average short-term, tax-exempt interest rates for any month during the term of the cap increase above a specified level (6%), the counter-party to the interest rate cap transaction is required to pay directly to OTEF II the amount by which such rates exceed the specified level. On September 21, 1998, OTEF II purchased an additional 3 year interest rate cap on a notional amount of $30 million pursuant to which OTEF II will receive payments if the average, short-term tax-exempt interest rates for any month during the term of the cap increase above a specified level (4.5%).

    For  financial  statement purposes,  these  transactions  are accounted for as financing transactions. The amount of the Series A Bonds financed of approximately $62.6 million is reflected as Securities Held in Trust, the net cash proceeds are classified as Cash and Cash Equivalents and the difference between the principal amount of the Series A Bonds financed and the principal amount of the subordinated interests acquired by OTEF II is classified as financing debt on OTEF II's balance
sheet.   The aggregate financing debt at September 30,  1998  was
$47.6 million as compared to $27.2 million as of December 31, 1997. OTEF II's financing debt represents approximately 16% of OTEF II's total assets (if the entities in which OTEF II has made a subordinated debt investment were consolidated with OTEF II, then OTEF II's adjusted debt would represent approximately 22%
of OTEF II's total assets ).   Due  to  the   credit  enhancement
provided  by  a  Merrill  Lynch affiliate in  connection with the
securitization   transactions,   and    favorable    underwriting
characteristics (low loan-to-value and high debt coverage), this financing debt bears interest at the BMA weekly floating bond index plus approximately 80 to 85 basis points (including credit enhancement, trustee and related fees). This rate averaged 4.46% from the date of closing through December 31, 1997 and 4.32% for the nine months of 1998. The credit enhancement associated with approximately $27.174 million of this financing debt must be renewed or refinanced by August 21, 1999. OTEF II has certain rights to repurchase the Series A Bonds and the senior interests involved in these securitization transactions. While OTEF II is not an obligor and, therefore, is not liable for repayment of this financing debt, the Series A Bonds (in which OTEF II owns approximately $15 million of subordinated interests through the trusts) are in effect collateral for this financing debt. Based
on  its  preliminary   discussions  with  financing sources,  the
Managing General Partner believes that OTEF II will be able to extend the credit enhancement or refinance this financing debt, however, in light of the financial turmoil that has affected the global capital markets in recent months, no assurances can be given.

    Costs   associated   with   these   financing    transactions
are being amortized over 10 years for financial statement purposes, and costs associated with the interest rate cap are being amortized over the life of each interest rate cap

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

agreement, which is 3 years. For federal income tax purposes, these transactions are treated as sales by OTEF II of the applicable Series A Bonds and a purchase of the subordinated interests. With respect to the first transaction, the sale of the Series A Bonds resulted in a 1997 capital loss for federal income tax purposes of approximately $3.8 million. Information regarding the federal income tax consequences of financing transactions completed during 1998 will be provided later this year.

    Existing  MRBs.   As  of September 30,  1998,  OTEF  II  held
Existing  MRBs  for  two of the Operating  Partnerships.   It  is
expected  that  the refunding of at least one  of  the  Operating
Partnership's Existing MRBs will close in 1998.

Results of Operations

    OTEF II's  Operations

    OTEF II Distributions. Distributions to Partners will amount to approximately $3.8 million, or $0.51 per Liquidity BAC and $12.38 per SQB holders of record as of September 30, 1998.

    OTEF II's Three-Month Operations. For financial statement purposes, Net Income and Net Income per Liquidity BAC was $4.8 million and $0.637, respectively, for the three-month period ended September 30, 1998, compared to $4.0 million and $0.529, respectively, for the same period in 1997. The increase in Net Income for the comparative six-month periods is the result of additional interest received on New Assets exceeding the costs associated with the implementation of the Liquidity & Growth Plan that were not incurred in the prior comparative period. Net Income per Liquidity BAC assuming dilution due to the incentive option plan for the three-month period ended September 30, 1998 was $0.631.

    OTEF II's Nine-Month Operations. For financial statement purposes, Net Income and Net Income per Liquidity BAC was $13.8 million and $1.840, respectively, for the nine-month period ended September 30, 1998, as compared to $12.6 million and $1.651, respectively, for the nine-month period ended September 30, 1997. The increase in Net Income is the result of additional interest received on New Assets exceeding the costs associated with the implementation of the Liquidity & Growth Plan that were not incurred in the prior comparative period. Net Income per Liquidity BAC assuming dilution due to the incentive option plan for the nine-month period ended September 30, 1998 was $1.821.

    Due to OTEF II's conversion of a portion of the BACs to SQBs, effective April 1, 1997, there were 7,499,875 BACs outstanding in the first quarter of 1997 compared to 7,185,200 in the first quarter of 1998. Consequently, the weighted average number of Liquidity BACs outstanding for the computation of earnings per

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

share was 7,185,200 as of September 30, 1998 and 1997, respectively. Beginning in 1998, the relative portion of OTEF II's administrative costs allocated to SQB Holders increased due to the adoption by the Managing General Partner of a new cost allocation methodology designed to reflect the actual time incurred to administratively service the SQB Holders. During the period from April 1, 1997 to December 31, 1997, these administrative costs were allocated based upon the ratio of SQB Holders to BAC Holders. After consultation with OTEF II's professional advisors, the Managing General Partner believes that this new methodology is more equitable to all parties.

THIS REPORT  CONTAINS  STATEMENTS  THAT  ARE  FORWARD-LOOKING  IN
NATURE AND REFLECT MANAGEMENT'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE STATEMENTS ARE SUBJECT TO MANY UNCERTAINTIES AND RISKS, AND SHOULD NOT BE CONSIDERED GUARANTEES OF FINANCIAL PERFORMANCE.

Oxford Tax Exempt Fund II Limited Partnership

------------------------------------------------------------------------------
Balance Sheets (in thousands)
------------------------------------------------------------------------------
                                                   September 30,
                                                      1998        December 31,
                                                   (Unaudited)       1997
------------------------------------------------------------------------------
Assets
  Investments in tax-exempt securities                $204,164     $217,159
  Investments in tax-exempt securities held in trust    62,565       38,820
  Investment in taxable securities and loans            11,179            0
  Cash and cash equivalents                             16,840       11,694
  Bond and other interest receivable                     1,583        1,439
  Other assets                                           1,333        1,551
------------------------------------------------------------------------------
      Total Assets                                    $297,664     $270,663
==============================================================================

Liabilities and Partners' Capital
  Liabilities
    Financing debt                                    $ 47,614     $ 27,174
    Accounts payable and accrued expenses                  568        2,988
    Distributions payable                                3,827        3,719
------------------------------------------------------------------------------
      Total Liabilities                                 52,009       33,881
------------------------------------------------------------------------------

Partners' Capital
  General Partners' Interests                           (2,309)      (2,356)
  Limited Partners' Interests:
    Beneficial Assignee Interests
      (7,499,875 interests issued and 7,185,200
      interests outstanding)                           159,009      156,672
    Status Quo BAC Interests (12,587 interests
      issued and 7,093 and 6,946 interests
      outstanding as of December 31, 1997 and
      September 30, 1998,respectively)                   3,824        3,885
  Accumulated other comprehensive income                85,131       78,581
------------------------------------------------------------------------------
      Total Partners' Capital                          245,655      236,782
------------------------------------------------------------------------------
      Total Liabilities and Partners' Capital         $297,644     $270,663
==============================================================================

       The accompanying notes are an integral part of these financial statements.

Oxford Tax Exempt Fund II Limited Partnership

------------------------------------------------------------------------------
Statements of Income and Comprehensive Income (in thousands, except per
                                               Liquidity BAC amounts)
(Unaudited)
------------------------------------------------------------------------------
                                     Three months ended    Nine months ended
                                        September 30,         September 30,
                                     -------------------   -------------------
                                         1998     1997      1998       1997
------------------------------------------------------------------------------
Revenues
  Interest on tax-exempt securities     $4,593   $4,387    $13,655   $13,621
  Interest on tax-exempt securities
    held in trust                          665      202      1,808       202
  Interest on taxable securities
    and loans                              318        0        491         0
  Other, primarily interest                157      187        440       391
------------------------------------------------------------------------------
    Total Revenues                       5,733    4,776     16,394    14,214
------------------------------------------------------------------------------
Expenses
  Governance and administrative expenses  (214)    (188)      (655)     (889)
  Litigation and settlement costs           (1)       0         (8)        0
  Liquidity and growth expenses           (251)    (435)      (636)     (582)
  Finance interest expense                (500)    (139)    (1,320)     (139)
------------------------------------------------------------------------------
    Total Expenses                        (966)    (762)    (2,619)   (1,610)
------------------------------------------------------------------------------
Net Income                              $4,767   $4,014    $13,775   $12,604
==============================================================================
Other comprehensive income:
  Unrealized gains on investments       $4,913   $3,328    $ 6,550   $ 8,711
==============================================================================
Comprehensive income                    $9,680   $7,342    $20,325   $21,315
==============================================================================
Net income allocated to Liquidity BACs  $4,576   $3,801    $13,222   $12,036
==============================================================================
Weighted Average Liquidity
  BACs outstanding                       7,185    7,185      7,185     7,290
==============================================================================
Net income per Liquidity BAC<F1>        $0.637   $0.529    $ 1.840   $ 1.651
==============================================================================
Weighted Average Liquidity BACs
  outstanding - assuming dilution<F2>    7,252    7,226      7,262     7,309
==============================================================================
Net income per Liquidity BAC - assuming
  dilution<F2>                          $0.631   $0.526    $ 1.821   $ 1.647
==============================================================================
Distribution per Liquidity BAC<F1>      $0.510   $0.495    $ 1.515   $ 1.447
==============================================================================



       16 (continued)

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


Oxford Tax Exempt Fund II Limited Partnership

------------------------------------------------------------------------------
Statement of Partners' Capital (in thousands) (Unaudited)
------------------------------------------------------------------------------
                                         Partners'
                                     Limited Interests
                                   ---------------------- Accumulated
                                      Beneficial  Status    Other
                             General   Assignee   Quo BAC Comprehensive
                             Partners  Interests Interests   Income    Total
------------------------------------------------------------------------------
Balance, December 31, 1997   $(2,356)  $156,672   $3,885    $78,581 $236,782
==============================================================================
SQB Redemption                     0          0      (55)         0      (55)

Net Income, including
  $0.61 per Liquidity BAC
  <F1> and $12.63 per SQB         91      4,377       89          0    4,557

Unrealized gains on
  investments                      0          0        0        135      135
                             -------------------------------------------------
  Comprehensive income            91      4,377       34        135    4,637

Distributions payable to
  Partners including $0.495
  per Liquidity BAC<F1> and
  $12.38 per SQB                 (74)    (3,557)     (87)         0   (3,718)
------------------------------------------------------------------------------
Balance, March 31, 1998      $(2,339)  $157,492   $3,832    $78,716 $237,701
==============================================================================
SQB Redemption                     0          0      (25)         0      (25)

Net Income, including
  $0.59 per Liquidity BAC
  <F1> and $13.31 per SQB         89      4,269       93          0    4,451

Unrealized gains on
  investments                      0          0        0      1,502    1,502
                             -------------------------------------------------
  Comprehensive income            89      4,269       68      1,502    5,928

Distributions payable to
  Partners including $0.51
  per Liquidity BAC<F1> and
  $12.38 per SQB                 (77)    (3,664)     (86)         0   (3,827)
------------------------------------------------------------------------------
Balance, June 30, 1998       $(2,327)  $158,097   $3,814    $80,218 $239,802
==============================================================================






Net Income, including
  $0.64 per Liquidity BAC
  <F1> and $13.77 per SQB         95      4,576       96          0    4,767

Unrealized gains on
  investments                      0          0        0      4,913    4,913
                             -------------------------------------------------
  Comprehensive income            95      4,576       96      4,913    9,680

Distributions payable to
  Partners including $0.51
  per Liquidity BAC<F1> and
  $12.38 per SQB                 (77)    (3,664)     (86)         0   (3,827)
------------------------------------------------------------------------------
Balance, September 30, 1998  $(2,309)  $159,009   $3,824    $85,131 $245,655
==============================================================================

<F1>  Liquidity BAC share amounts reflect the 25-for-1 stock split which occurred on July 1, 1997.

The accompanying notes are an integral part of these financial statements.


Oxford Tax Exempt Fund II Limited Partnership

------------------------------------------------------------------------------
Statements of Cash Flows  (in thousands)
(Unaudited)
------------------------------------------------------------------------------
                                              Nine months ended September 30,
                                              --------------------------------
                                                       1998          1997
------------------------------------------------------------------------------
Operating Activities
  Net income                                         $13,775       $12,604
  Adjustments to reconcile net income
    to net cash Provided by operating activities:
  Changes in assets and liabilities:
  Interest receivable and other                         (144)       (1,663)
  Litigation settlement payment                       (1,538)            0
  Accounts payable and accrued expenses                 (882)         (297)
------------------------------------------------------------------------------
Net cash provided by operating activities             11,211        10,644
------------------------------------------------------------------------------
Investing Activities
  Acquisitions<F1>                                   (14,944)            0
  Decrease in other assets                              (218)            0
  Redemption of SQBs                                     (80)       (2,961)
------------------------------------------------------------------------------
Net cash used in investing activities                (15,242)       (2,961)
------------------------------------------------------------------------------
Financing activities
  Net proceeds from debt refinancing                  20,440        27,174
  Distributions paid                                 (11,263)      (10,929)
------------------------------------------------------------------------------
Net cash provided by financing activities              9,177        16,245
------------------------------------------------------------------------------
Net increase in cash and cash equivalents              5,146        23,928
Cash and cash equivalents, beginning of period        11,694        12,072
------------------------------------------------------------------------------
Cash and cash equivalents, end of period             $16,840       $36,000
==============================================================================

<F1>   Acquisitions include new tax-exempt bonds, other tax-exempt securities and interests in taxable loans.


The accompanying notes are an integral part of these financial statements.


-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

Note 1.  Financial Statements

   The financial statements reflect all adjustments, which in the opinion of the Managing General Partner of Oxford Tax Exempt Fund II Limited Partnership ("OTEF II" or the "Partnership"), are necessary to present fairly OTEF II's financial position as of September 30, 1998 and December 31, 1997, the Statements of Income and Comprehensive Income for the three and nine-month periods ended September 30, 1998 and 1997, the Statement of Partners' Capital as of September 30, 1998, and the Statements of Cash Flows for the nine-month period ended September 30, 1998 and 1997, and the notes thereto, in accordance with generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements and notes included in the Partnership's Annual Report for the year ended December 31, 1997.

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

   Valuation of Bonds. The Managing General Partner estimated at September 30, 1998 that the fair value of the 12 Series A and Series B Bonds, the two Existing MRBs and the New Assets was approximately $266.7 million and, accordingly, OTEF II recorded a credit to Partners' Capital in an amount equal to approximately $85.1 million of unrealized gain on investments. This represents an increase of approximately $6.6 million since December 31, 1997. The Managing General Partner determined these values using the same cash flow methodology applied by a major investment banking firm in connection with structuring advice rendered to OTEF II and its predecessor with respect to the 1995 OTEF Restructuring Plan. The Series A Bonds are valued at par based on comparable municipal bond securities, the Existing MRBs and the Series B Bonds are valued based on a discounted cash flow analysis. For this purpose, the applicable cash flows are based on certain assumptions concerning the Properties and the markets in which they are located, including the timing and realization of such cash flows. The New Assets are also valued at their original purchase price at date of acquisition.

    Net Income and Distributions per Beneficial Assignee Interest
(BAC) and SQB. Net income and distributions per BAC and net income and distributions per Status Quo BAC ("SQB") are based upon the weighted average number of BACs and SQBs outstanding during the applicable period. On April 1, 1997 there were 7,499,875 BACs outstanding, and 314,675 BACs were converted to 12,587 SQBs, leaving 7,185,200 Liquidity BACs outstanding. During 1997, 5,494 SQBs were redeemed for a total cost of $3.0 million. In the first nine-month period of 1998, 147 SQBs were redeemed at a cost of $0.08 million, including 45 SQBs during the second quarter, leaving 6,946 SQBs outstanding at June 30, 1998. No SQBs were redeemed during the three-month period ended September 30, 1998.

    Comprehensive Income. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" which requires the reporting of comprehensive income as part of a full set of financial statements. Comprehensive income includes both "Net Income" and "Other Comprehensive Income". OTEF's only source of "other comprehensive income" is related to the valuation of its tax-exempt investments to market which results in unrealized gains or losses previously charged to an equity account under SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities". SFAS 130 does not require presentation of comprehensive earnings per share. For the three month period ended September 30, 1998, OTEF recorded "Other Comprehensive

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------
Income" from unrealized gains on it's investment in tax-exempt securities of $4.9 million and $3.3 million for the same period in 1997. For the nine-month period ended September 30, 1998, OTEF recorded "Other Comprehensive Income" from unrealized gains on it's investments in tax exempt securities of $6.6 million and $8.7 million for the same period in 1997.

    Statements of cash flows. The statements of cash flows are intended to reflect only cash receipts and cash payment activity during the reporting period. The statements do not reflect investing and financing activity that affect recognized assets or liabilities that do not result in cash receipts or cash payments during such period, including distributions payable to Partners, SQB Holders, and OTEF II BAC Holders of approximately $3.8 million at September 30, 1998 and $3.7 million at September 30, 1997.

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

    The SQB Holders do not share in the growth or other benefits expected to be achieved under the Liquidity and Growth Plan. In addition, the SQBs will not be allocated any capital losses for federal income tax purposes that may result from the disposition of the Refunding Bonds or interests therein or new assets in connection with a financing undertaken pursuant to the Liquidity and Growth Plan. Set forth below is a schedule of SQB income for the three and nine-months ended September 30, 1998:

------------------------------------------------------------------
Notes to Financial Statements
------------------------------------------------------------------

------------------------------------------------------------------
                STATEMENT OF STATUS QUO BAC INCOME
          (in thousands, except per SQB interest amounts)
                            (Unaudited)
------------------------------------------------------------------
                                Three Months      Nine Months
                                   Ended       Ended September 30,
                               September 30,      Pro Forma
                              ---------------  -------------------
                                1998<F2> 1997    1998<F2> 1997<F1>
                              ------------------------------------
Revenues
  Interest on Bonds             $  108  $  134   $  320   $  514
  Other Interest                     3       3        9        7
------------------------------------------------------------------
                                   111     137      329      521
Expenses
  Governance and Administration    (16)     (5)     (50)     (12)
  Litigation expenses                0       0       (2)      (5)
------------------------------------------------------------------
Net income to SQB holders       $   95  $  132   $  277   $  504
==================================================================
Other comprehensive income:
  Unrealized gains on investment
     in tax-exempt securities      114      99      152      325
==================================================================
Comprehensive income            $  209  $  231   $  429   $  829
==================================================================
Weighted average SQB
  shares outstanding             6,946   8,931    6,977   11,368
==================================================================
Net income per SQB interest     $13.77  $14.78   $39.72   $44.37
==================================================================
Distribution per SQB interest   $12.38  $12.38   $37.14   $36.18
==================================================================

<F1>  Since the SQBs were issued on April 1, 1997,  there  are no actual comparative results of SQB operations for the three months ended March 31, 1997. This Pro Forma presentation includes the SQB holders' earnings for the first quarter of 1997, before their Beneficial Assignee Certificates (BACs) were converted to SQBs.

<F2>  The Information Memorandum states that,  subject to receipt of a fairness opinion from OTEF II's independent real estate
      consultant, all  outstanding   SQBs  will  be  purchased or
      redeemed by OTEF II at such time as the Managing General Partner believes that it would be in the best interests of OTEF II and the holders of the non-tendered SQBs, but in no event later than December 31, 2006, which date may be


-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

<F2>  (continued)
      extended under certain circumstances. The purchase or redemption price will be the fair market value of the Status Quo Assets at the time of purchase or redemption, less the costs of sale. The Managing General Partner has undertaken an analysis of whether such a purchase or redemption by OTEF II would be in the best interests of the SQB Holders and OTEF II at the present time and, in connection therewith, is reviewing all ownership attributes of the SQBs. The Managing General Partner expects to complete its analysis later this year.



Note 4.  Related Party Transactions

    Interests in OTEF II and the Operating Partnerships. The General Partners own interests in OTEF II that entitle them to receive a share of OTEF II's cash flow and possibly of sale, refinancing and liquidation proceeds. Distributions to the General Partners totaled approximately $0.23 million for the nine months ended September 30, 1998 and approximately $0.22 million for the same period in 1997.

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

    Compensation and Fees. For the nine-month periods ended September 30, 1998 and 1997, certain of the Operating Partnerships paid ORFG total asset management fees of approximately $0.55 million and $0.47 million, respectively. During the nine-month periods ended September 30, 1998 and 1997, the Operating Partnerships also paid ORFG, in the aggregate, approximately $0.52 million of fees pursuant to the OTEF Restructuring Plan Administration/Asset Management Fee Agreement, which amount is equal to 0.25% per annum of the principal amount of the Existing MRBs and Refunding Bonds collateralized by the properties owned by the related Operating Partnerships.

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

  In connection with OTEF II's investment in New Assets, ORFG is entitled to an acquisition fee of 1-2.5% of the purchase price (depending on the type of transaction) for finding, analyzing and acquiring New Assets, which is payable on the closing of any transaction in which OTEF II acquires a New Asset. OTEF II also will pay ORFG an annual advisory fee equal to 0.5% of the purchase price for managing OTEF II's New Assets after their acquisition. For the nine-month period ended September 30, 1998, OTEF II paid approximately $0.35 million in acquisition fees and $0.16 million in advisory fees to ORFG. Acquisition fees are treated as deferred costs associated with the acquisition and are amortized over 10 years. Advisory fees are deducted as period costs.

    Expense Reimbursements. The Operating Partnerships and OTEF II also reimburse ORFG for certain expenses it incurs in providing services with respect to (i) the Existing Mortgaged Properties, (ii) the investment in New Assets, (iii) the sale or disposition of the Refunding Bonds, and (iv) the administration of OTEF II's affairs. Total reimbursements to the General Partners and their affiliates for the nine-month period ended September 30, 1998 and 1997, were approximately $0.460 million (of which $0.240 million amount is included in Liquidity & Growth expenses) and $0.376 million, respectively. Such reimbursable amount is determined based on the actual time the officers and employees devote to OTEF II based upon their respective salaries.

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

Note 5.  Subsequent Events.

    On October 27, 1998, OTEF II completed the refunding  of  the
Carpenter tax-exempt bonds, and funded the balance of the taxable loan made to the Carpenter borrower in the amount of $315,000.

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

    On October 30, 1998, OTEF II announced the commencement of a repurchase plan involving up to 250,000 Liquidity BACs.

    On November 13, 1998, the Managing General Partner paid a distribution of $0.51 per Liquidity BAC and $12.38 per SQB to holders of record as of September 30, 1998.

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

  The  Quarterly  Report  on  Form 10-Q  for  the  quarter  ended
  September  30,  1998,  filed with the Securities  and  Exchange
  Commission,  is  available to SQB and OTEF II BAC  Holders  and may be obtained by writing:
                        Investor Services
          Oxford Tax Exempt Fund II Limited Partnership
                7200 Wisconsin Avenue, 11th Floor
                    Bethesda, Maryland  20814
                         1-888-321-OTEF

             ALSO VISIT OUR WEB SITE AT WWW.OTEF.COM