Form 10-K
period 1998-12-31
OXFORD TAX EXEMPT FUND II LTD PARTNERSHIP
filed 1999-04-01
CIK 793977

=================================================================
                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

(Mark One)

 /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           For the fiscal year ended December 31, 1998
                               OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from ________ to _______
                  --------------------------------
                  Commission file number:  0-25600
                  --------------------------------
            OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP
        -----------------------------------------------------
        (Exact name of Registrant as specified in its charter)

         Maryland                              52-1394232
-------------------------------            -------------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

   7200 Wisconsin Avenue, 11th floor, Bethesda, Maryland 20814
   -----------------------------------------------------------
   (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:  301-654-3100

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At December 31, 1998, the following classes of beneficial assignee interests of Oxford Tax Exempt Fund II Limited Partnership were outstanding; (i) 7,183,200 Beneficial Assignee Interests ("BACs") with an aggregate market value of $168,805,200, and (ii) 6,946 Status Quo BACs ("SQBs").

             DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents of the Registrant are incorporated herein by reference as indicated:

Form 10-K Parts     Document
-----------------------------------------------------------------
Parts I, II and III       Portions  of the 1998 Annual Report are
                          incorporated by reference into Parts I,
                          II and III.

Exhibit Index is on page 11.

Total number of pages is 48.

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-K

                             PART I

Item 1.  Business.

    Information responsive to this Item is contained under the headings "Notes to Financial Statements" at pages 26 through 45, respectively, of the 1998 Annual Report of the Registrant attached hereto as Exhibit 13 which is incorporated herein by reference.

Item 2.  Properties.

    Information responsive to this Item is contained under the heading "Investment in Tax-Exempt and Taxable Securities" in Note 7 to the Financial Statements at pages 37 through 42 in the 1998 Annual Report of the Registrant which is incorporated herein by reference.

Item 3.  Legal Proceedings.

    Information responsive to this Item is contained under the headings "Report of Management" at pages 15 through 20, and "Notes to Financial Statements" at pages 26 through 45 of the 1998 Annual Report which is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders.
         None.

                             PART II

Item 5. Market the Registrant's Partnership Interests and Related
        Partnership Matters.

   (a)  Market Information.
        Information  responsive to this item is  contained  under
        Note 8  "Quarterly  Information"  included  at  pages  43
        through   44   of  the  1998  Annual  Report   which   is
        incorporated herein by reference.

   (b)  Number of Security Holders.

        The  number  of BAC  Holders  at   December  31, 1998 was
        15,075. The number of SQB holders at December 31, 1998 was 229.

   (c)  Dividend History and Restrictions.

        The information regarding the frequency and amount of cash distributions is included under the headings "Selected Financial Data" at page 14 of the 1998 Annual Report, "Report of Management" at pages 15 through 20, "Notes to Financial Statements" at pages 26 through 45, and "Distribution Information" at page 46 of the 1998 Annual Report. The information contained under such headings is incorporated herein by reference.

      The   Partnership  expects  to  continue   making   cash
     distributions to Partners pursuant to the provisions of its limited partnership agreement.

Item 6.  Selected Financial Data.

    Information responsive to this Item is contained under the heading "Selected Financial Data," included at page 14 of the 1998 Annual Report which is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

    Information responsive to this Item is contained under the heading "Report of Management" at pages 15 through 20 of the 1998
Annual Report which is incorporated herein by reference.

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-K

                       PART II (continued)

Item 8.  Financial Statements and Supplementary Data.

   The financial statements of the Partnership, together with the
report   thereon   of  PricewaterhouseCoopers  LLP,   independent
accountants, appearing at pages 21 through 45 of the 1998  Annual
Report, are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.  None.

                            PART III

Item 10. Directors and Executive Officers of the Registrant.
         Directors and Executive Officers
         (a), (b), (c) and (e).

     The Partnership has no directors or officers. The Managing General Partner of the Partnership is Oxford Tax Exempt Fund II Corporation. The sole directors and executive officers of the Managing General Partner are as follows:

Name                  Age Position and Business Experience
-----------------------------------------------------------------
Leo E. Zickler         62 Chairman of the Board of Directors  and
                          Chief Executive Officer since inception
                          and was  Chairman and  Chief  Executive
                          Officer of the managing general partner
                          of  Oxford  Tax  Exempt  Fund   Limited
                          Partnership,  OTEF   II's   predecessor
                          ("OTEF"). Since March 1982, he has been
                          Chairman of the Board of Directors  and
                          Chief  Executive  Officer   of   Oxford
                          Development Corporation ("Oxford"),  an
                          affiliate of  the  Partnership  and   a
                          national real estate firm that owns and
                          operates  apartment  and  senior living
                          communities.  Mr.  Zickler  served   as
                          President of Oxford until February  28,
                          1994. Mr. Zickler continues to serve as
                          a director  and officer of  Oxford  and
                          certain affiliated entities.

Francis P. Lavin       47 President since inception and President
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

Robert B. Downing      44 Executive Vice President  and  Director
                          of the Managing General Partner   since
                          inception. Mr.  Downing is  responsible
                          for  the   day-to-day  investment   and
                          financing activities of OTEF II.  Since
                          1993,  Mr.   Downing  has   served   as
                          Executive Vice President  and  Director
                          of  various  Oxford   affiliates.   Mr.
                          Downing joined Oxford in 1984.

           OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-K

                      PART III (continued)

Name                   Age Position and Business Experience
-----------------------------------------------------------------
Stephen P. Gavula, Jr. 48 Director since May 1997. From June 1988
                          to  September  1995,  Mr.  Gavula   was
                          Chairman and Chief Executive Officer of
                          the   JHM    Group,   which    provided
                          specialized   investment     management
                          services    to    various     financial
                          institutional and individual investors.
                          The JHM  Group specialized in mortgage-
                          backed securities and was an  affiliate
                          of  The   John   Hancock  Mutual   Life
                          Insurance Company.  In September  1995,
                          after accumulating over $2  billion  in
                          assets  under   management,  Mr. Gavula
                          sold his  interest   in JHM to The John
                          Hancock Mutual Life Insurance  Company.
                          Presently, Mr. Gavula acts as  Chairman
                          and Chief Executive   Officer  of   JDS
                          Capital    Corporation,   a     private
                          investment firm in McLean, Virginia.

Scot B. Barker         50 Director since May 1997. Mr. Barker  is
                          the President and Director of Newman  &
                          Associates,   Inc.,   a    Denver-based
                          financial services firm  that  arranges
                          debt financing for both commercial  and
                          multifamily properties since 1984.  Mr.
                          Barker   has  extensive  experience  in
                          financing HUD-insured and  HUD-assisted
                          properties throughout the U.S.  He  has
                          been  instrumental   in   designing   a
                          variety of new  financing  programs for
                          the real estate sector.

Mark E. Schifrin       45 Executive  Vice   President   of    the
                          Managing  General  Partner  since 1993.
                          Mr. Schifrin   is  responsible  for the
                          asset management activities relating to
                          Oxford's  property  portfolio.    Since
                          1993,  Mr.   Schifrin  has  served   as
                          Executive  Vice  President and Director
                          of    various   Oxford affiliates.  Mr.
                          Schifrin joined Oxford in 1984.

Richard R. Singleton   51 Senior Vice  President since  inception
                          and Chief Financial Officer since 1995.
                          Mr. Singleton  serves  as  Senior  Vice
                          President of various Oxford affiliates.
                          Mr. Singleton joined Oxford in 1979.

Marc B. Abrams         44 Senior Vice  President,  Secretary  and
                          General Counsel  since  inception.  Mr.
                          Abrams serves as Senior Vice President,
                          Secretary   and   General  Counsel   of
                          various Oxford affiliates.  Mr.  Abrams
                          joined Oxford in 1985.

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

     Based solely upon a review of Section 16(a) reports furnished to OTEF II for the fiscal year ended December 31, 1998 (the "1998 fiscal year"), or representations by reporting persons that no other reports were required for the 1998 fiscal year, OTEF II believes that all reporting persons timely filed all reports required by Section 16(a) of the Exchange Act.

Item 11.  Executive Compensation.
          (a), (b), (c), and (d)

     None of the executive officers of the Managing General Partner, Oxford Tax Exempt Fund II Corporation, receives direct compensation for services rendered to the Partnership. However, certain directors and officers receive a portion of the cash distributions made by OTEF II to its general partners. During 1998, the two independent directors received a total of $40,000 in directors' fees.

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

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-K

                      PART III (continued)


Option Grants In Fiscal 1998

   Shown  below  is information concerning option grants  to  the executive  officers  of  the Managing General  Partner  who  were granted  options to purchase OTEF II BACs during OTEF  II's  1998 fiscal year.

                        Individual Grants
--------------------------------------------------------------------------------------------
                                     % of
                                    Total                         Potential Realizable Value
                     Number of      Options                       at Assumed Annual Rates of
                       BACs       Granted to   Exercise              BAC Price Appreciation
                   Underlying      Employees   or Base                 For Option Term
                     Options       in Fiscal    Price   Expiration     Compounded Annually
Name                 Granted <F1>    1997      ($/BAC)     Date         5%          10%
--------------------------------------------------------------------------------------------
Leo E. Zickler       163,031       25.000%      $23.88    5/21/07   $2,448,400   $6,204,727
Francis P. Lavin     163,031       25.000%      $23.88    5/21/07   $2,448,400   $6,204,727
Robert B. Downing     82,150       12.597%      $23.88    5/21/07   $1,233,729   $3,126,512
Mark E. Schifrin      75,620       11.596%      $23.88    5/21/07   $1,135,661   $2,877,989
Marc B. Abrams        61,606        9.447%      $23.88    5/21/07   $  925,199   $2,344,636
Richard R. Singleton  47,997        7.360%      $23.88    5/21/07   $  720,819   $1,826,697
--------------------------------------------------------------------------------------------

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

      Aggregate Option Exercises in Last Fiscal Year and
                     Fiscal Year-End Values

   Shown below is information with respect to certain unexercised options to purchase OTEF II BACs held by the executive officers of OTEF II Corporation as of the end of OTEF II's 1998 fiscal year. None of the executive officers of OTEF II Corporation exercised any options during OTEF II's 1998 fiscal year.

-----------------------------------------------------------------------------
                             Number of BACs
                         Underlying Options at      Value of Options at
                          End of Fiscal Year         End of Fiscal 1998 <F1>
Name                  Exercisable  Unexercisable   Exercisable  Unexercisable
-----------------------------------------------------------------------------
Leo E. Zickler          163,031          0           160,437          0
Francis P. Lavin        163,031          0           160,437          0
Robert B. Downing        82,150          0            80,843          0
Mark E. Schifrin         75,620          0            74,417          0
Marc B. Abrams           61,606          0            60,625          0
Richard R. Singleton     47,997          0            47,233          0
-----------------------------------------------------------------------------
   TOTAL                593,435          0           583,992          0
=============================================================================

<F1> Based  on the market value of the OTEF II BACs on the  last trading  day  of  1998  (as  measured  by  the  American  Stock
     Exchange closing bid price of $23.50), minus the exercise price.

   (e) Termination of Employment and Change of Control Arrangements.  None.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------
   (a)  Security Ownership of Certain Beneficial Owners.

     No person is known by the Partnership to own beneficially more than 5% of the outstanding OTEF II BACs.

   (b)  Security Ownership of Management.

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-K

                      PART III (continued)

   The following table sets forth, as of 12/31/98, the number and percentage of outstanding BACs beneficially owned by (i) each director of OTEF II Corporation, (ii) each executive officer of OTEF II Corporation, and (iii) all executive officers and directors of OTEF II Corporation as a group. Each person named in the table has sole voting and sole investment power with respect to each of the OTEF II BACs beneficially owned by such person.

-----------------------------------------------------------------------------
Name and Address of             Beneficial Ownership       Percentage of
  Beneficial Owner                 No.  BACs <F1>       Outstanding BACs <F2>
-----------------------------------------------------------------------------
Leo E. Zickler <F3> <F4>
7200 Wisconsin Avenue, Suite 1100
Bethesda, MD 20814                     163,031                 2.08%

Francis P. Lavin <F3> <F4>
7200 Wisconsin Avenue, Suite 1100
Bethesda, MD 20814                     169,131                 2.16%

Robert B. Downing <F3> <F4>
7200 Wisconsin Avenue, Suite 1100
Bethesda, MD 20814                      91,150                 1.16%

Stephen P. Gavula, Jr. <F3>
8300 Greensboro Drive, Suite 970
McLean, VA 22102                        23,151                 0.30%

Scot B. Barker <F3>
1801 California Street
Denver, CO 80202                        13,261                 0.17%

Mark E. Schifrin <F4>
7200 Wisconsin Avenue, Suite 100
Bethesda, MD 20814                      78,920                 1.01%

Marc B. Abrams <F4>
7200 Wisconsin Avenue, Suite 1100
Bethesda, MD 20814                      63,606                 0.81%

Richard R. Singleton <F4>
7200 Wisconsin Avenue, Suite 1100
Bethesda, MD 20814                      49,997                 0.64%
-----------------------------------------------------------------------------
All executive officers and
directors as a group (8 persons)       652,247                 8.32%
-----------------------------------------------------------------------------

<F1> Amount  of  beneficial  ownership  includes  options  to purchase  OTEF
     II BACs granted to directors and executive officers of OTEF II Corporation which have vested and are exercisable as of May 21, 1997. Accordingly, Mr. Zickler has 163,031 options vested and exercisable; Mr. Lavin has 163,031 options vested and exercisable; Mr. Downing has 82,150 options vested and exercisable; Mr. Gavula has 3,261 options vested and exercisable; Mr. Barker has 3,261 options vested and exercisable; Mr. Schifrin has 75,620 options vested and exercisable;
     Mr. Abrams has 61,606 options vested and exercisable; and Mr. Singleton has 47,997 options vested and exercisable.
<F2> All  percentages of OTEF II BACs were calculated to include options  to purchase OTEF II BACs vested and exercisable for those individual directors and executive officers of OTEF II Corporation who had such options.
<F3> Indicates a director of OTEF II Corporation.
<F4> Indicates an executive officer of OTEF II Corporation.

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-K

                      PART III (continued)

   (c)  Changes in Control.  None.

Item 13.  Certain Relationships and Related Transactions.

   (a) and (b) Transactions with Management and Others and
Certain Business Relationships.

     Information responsive to this Item is contained  under  the heading  "Notes to Financial Statements" at pages 31  to  33 of the 1998 Annual Report of the Registrant which is incorporated herein by reference.

   (c)  Indebtedness of Management.  None.

   (d)  Transactions with Promoters.  Not applicable.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

   (a)  The following documents are filed as part of this Report.

               1.   Financial Statements.

        The following financial statements and notes thereto are contained in the 1998 Annual Report and are incorporated by reference into Part II, Item 8.

                                                   Sequentially
                                                     Numbered
                                                      Page(s)
                                                   -------------
        Report of Independent Accountants.              21


        Balance Sheets as of December  31,
        1998 and 1997.                                  22

        Statements  of  Income   for   the
        years  ended  December  31,  1998,
        1997 and 1996.                                  23

        Statement  of  Partners'   Capital
        for  the years ended December  31,
        1998, 1997 and 1996 for OTEF II.                24

        Statements of Cash Flows  for  the
        years  ended  December  31,  1998,
        1997 and 1996.                                  25

        Notes   to  Financial  Statements,
        which   include  the   information
        required   to   be   included   in
        Schedule  IV - Mortgage  Loans  on
        Real Estate.                                    26-45

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

        Exhibit No. 3 - Articles of Incorporation and Bylaws.

        a.Articles  of  Incorporation  for  OTEF  II  Corporation
          (incorporated by reference from Exhibit 3(a) to the Registrant's Registration Statement on Form 10 dated
          February 22, 1995).

        b.Bylaws     for   OTEF  II  Corporation (incorporated by
          reference   from  Exhibit  3(b)  to  the   Registrant's
          Registration   Statement  on Form 10 dated February 22,
          1995).

        c.Articles   of   Incorporation   of   OTEF II   Assignor
          Corporation (incorporated by  reference  from   Exhibit
          3(c)   to   the   Registrant's   Registration Statement
          on Form 10 dated February 22, 1995).

        d.Bylaws of OTEF II Assignor Corporation (incorporated by
          reference   from   Exhibit  3(d)  to  the  Registrant's
          Registration Statement on Form  10  dated  February 22,
          1995).

        Exhibit  No.  4 -  Instruments  defining  the   rights of
        security holders, including indentures.

        a.Third   Amended  and  Restated  Agreement  of   Limited
          Partnership of Oxford Tax Exempt Fund II Limited Partnership (incorporated by reference from (Exhibit 4(a) to the registrant's quarterly report on form 10-Q/A for the quarter ended March 31, 1997.

        Exhibit No. 10 - Material contracts.

        a.BAC Holder Rights Agreement.

        b.Trust Indenture and Loan Agreement for Southridge-Oxford
          Limited Partnership.

        c.Stipulation of Settlement filed with the U.S. District
          Court for the District of Maryland on November 18, 1996.

        Exhibit No. 13  -  Annual report to security holders, etc.

        a.Annual  Report  for  the  year  ended December  31, 1998
          ("filed" only to the extent material there from is specifically incorporated by reference).

          (b)  Reports on Form 8-K.

                No reports on Form 8-K were filed during the fourth quarter of 1998.

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

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-K

                      CROSS REFERENCE SHEET

    The item numbers and captions in Parts I, II, III, and IV hereof and the page and/or pages in the referenced materials where the corresponding information appears are as follows:

                                                   Sequentially
                                                     Numbered
          Item                Reference Materials      Page(s)
-----------------------------------------------------------------

1.  Business                  1998 Annual Report   pps 26-45

3.  Legal Proceedings         1998 Annual Report   pps 15-20
                                                   and 26-45
5.  Market for Registrant's
    Partnership Interest and                       pps 14, 15-20,
    Related Matters           1998 Annual Report   and 26-47

6.  Selected Financial Data   1998 Annual Report   pp 14

7.  Management's Discussion
    and Analysis of Financial
    Condition and Results  of
    Operations                1998 Annual Report   pps 15-20

8.  Financial Statements and
    Supplementary Data        1998 Annual Report   pps 21-45

11. Executive Compensation    1998 Annual Report   pp 33

14. Exhibits, Financial
    Schedules and Reports on
    Form 8-K                  1998 Annual Report   pps 21-45

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-K

                          EXHIBIT INDEX

(Listed according to the number assigned in the Exhibit Table in Item 601 of Regulation S-K).

(13) 1998 Annual Report to Security Holders.

   Oxford Tax Exempt Fund II Limited Partnership's Report dated
December 31, 1998, follows on sequentially numbered pages 13 through 48 of this report.

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

                               Oxford Tax Exempt Fund II Limited
                               Partnership

                       By:  Oxford Tax Exempt Fund II Corporation
                            Managing General Partner of the
                              Registrant

Date: 3/31/99          By:/S/ Richard R. Singleton
      -------             ---------------------------------------
                          Richard R. Singleton
                          Senior Vice President and
                            Chief Financial Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date: 3/31/99         By:/S/ Leo E. Zickler
      -------            ----------------------------------------
                         Leo E. Zickler
                         Chairman of the Board of Directors and
                           Chief Executive Officer



Date: 3/31/99         By:/S/Francis P. Lavin
      -------            ----------------------------------------
                         Francis P. Lavin
                         Director and President



Date: 3/31/99         By:/S/Robert B. Downing
      -------            ----------------------------------------
                         Robert B. Downing
                         Director and Executive Vice President



Date: 3/31/99         By:/S/Stephen P. Gavula, Jr.
      -------            ----------------------------------------
                         Stephen P. Gavula, Jr.
                         Director



Date: 3/31/99         By:/S/Scot B. Barker
      -------            ----------------------------------------
                         Scot B. Barker
                         Director

    No proxy material has been sent to the Registrant's security holders. The Partnership's 1998 Annual Report is expected to be mailed to OTEF II BAC Holders before May 15, 1999.

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                       1998 Annual Report





















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

--------------------------------------------------------------------------------------------------------------------------------
Selected Financial Data (in thousands, except per BAC)  (Restated for the 25-for-1 stock split which occurred on July 1, 1997)
--------------------------------------------------------------------------------------------------------------------------------
                                                       OTEF II<F3>                                   ||          OTEF<F1>
                                ---------------------------------------------------------------------||-------------------------
                                             For the years ended December 31,           |Seven months||Five months|For the year
                                --------------------------------------------------------|   ended    ||   ended   |    ended
                                                                               Pro Forma|December 31,||  May 31,  | December 31,
FINANCIAL HIGHLIGHTS              1998              1997               1996     1995<F5>|  1995<F3>  ||   1995    |    1994
----------------------------------------------------------------------------------------|------------||-----------|-------------
                                                                                        |            ||           |
Total Assets                    $309,086          $270,663          $228,733   $174,034 |  $174,034  ||  $163,856 |   $168,568
Investment in Tax-Exempt                                                                |            ||           |
  Securities                    $213,900          $217,159          $215,529   $164,000 |  $164,000  ||  $153,032 |   $158,599
Investment in Tax-Exempt                                                                |            ||           |
  Securities Held in Trust      $ 62,565          $ 38,820          $      0   $      0 |  $      0  ||  $      0 |   $      0
Total Revenue                   $ 23,151          $ 19,130          $ 19,762   $ 16,626 |  $  9,610  ||  $  2,452 |   $  4,137
Net Income                      $ 19,283          $ 16,642          $ 14,912   $ 15,210 |  $  8,369  ||  $  2,277 |   $  3,727
Net Income Allocated to                                                                 |            ||           |
BAC Holders                     $ 18,509<F7>      $ 15,893<F7>      $ 14,614   $ 14,906 |  $  8,202  ||  $  2,232 |   $  3,652
Net Income per BAC              $  2.576<F7>      $  2.188<F7>      $  1.948   $  1.988 |  $  1.094  ||  $  0.298 |   $  0.487
Net Income per BAC -                                                                    |            ||           |
  assuming dilution             $  2.556<F8>      $  2.180<F8>      $      0   $      0 |  $      0  ||  $      0 |   $      0
Municipal Income (Tax Basis)    $ 18,168          $ 16,983          $ 14,644   $ 16,210 |  $  8,369  ||  $  7,841 |   $ 16,911
Municipal Income Allocated                                                              |            ||           |
  to BAC Holders (Tax Basis)    $ 17,422<F6>      $ 16,041<F6>      $ 14,351   $ 15,886 |  $  8,202  ||  $  7,687 |   $ 16,573
Municipal Income per BAC                                                                |            ||           |
  (Tax Basis)                   $  2.425<F6><F7>  $  2.233<F6><F7>  $  1.914   $  2.118 |  $  1.094  ||  $  1.025 |   $  2.209
Cash Distributions per BAC<F2>  $  2.025<F7>      $  1.942<F7>      $  1.904   $  1.904 |  $  1.428  ||  $  0.476 |   $  1.800
Weighted  Average OTEF II                                                               |            ||           |
  BACs Outstanding<F9>             7,185<F7>         7,264<F7>         7,500      7,500 |     7,500  ||     7,500 |      7,500
Number of BAC Holders             15,075            16,009            15,678     15,061 |    15,061  ||    15,249 |     15,359
=====================================================================================================||=========================
                                                                                                     ||
                                                       OTEF II<F3>                                   ||          OTEF<F1>
                                ---------------------------------------------------------------------||-------------------------
                                             For the years ended December 31,           |Seven months||Five months|For the year
                                --------------------------------------------------------|   ended    ||   ended   |    ended
RECONCILIATION OF NET                                                          Pro Forma|December 31,||  May 31,  | December 31,
INCOME TO MUNICIPAL INCOME        1998              1997               1996     1995<F4>|    1995    ||   1995    |    1994
----------------------------------------------------------------------------------------|------------||-----------|-------------
                                                                                        |            ||           |
Net Income per financial                                                                |            ||           |
  statements (GAAP)             $ 19,283          $ 16,642          $ 14,912   $ 16,210 |  $  8,369  ||  $  2,277 |   $  3,726
Add:                                                                                    |            ||           |
  Equity method adjustments:                                                            |            ||           |
  -- Equity Income <F3>         $      0          $      0          $      0   $      0 |  $      0  ||  $ (2,305)|   $ (3,949)
  -- Interest received <F3>     $      0          $      0          $      0   $      0 |  $      0  ||  $  7,869 |   $ 18,591
  Taxable interest income           (837)<F10>    $      0          $      0   $      0 |  $      0  ||  $      0 |   $      0
  Accrued base interest/                                                                |            ||           |
   (reduction)/other            $   (278)<F5>     $    341<F5>      $ (268)<F5>$      0 |  $      0  ||  $      0 |   $ (1,457)
----------------------------------------------------------------------------------------|------------||-----------|-------------
Municipal income,                                                                       |            ||           |
 net for tax reporting purposes $ 18,168          $ 16,983          $ 14,644   $ 16,210 |  $  8,369  ||  $  7,841 |   $ 16,911
================================================================================================================================

<F1>   Prior to June 1, 1995, OTEF accounted for its investment in the Operating Partnerships under the equity method, which treated interest paid by the Operating Partnerships as a reduction in its investment, and also recorded as an increase or reduction in its investment its equity interest in the aggregate income or losses of the Operating Partnerships.
<F2>   See page 46 for analysis of historical quarterly distributions.
<F3>   Effective June 1, 1995, with the transfer of all units of OTEF to OTEF II, OTEF II began accounting for its investments in Existing MRBs in accordance with Statement of Financial Accounting Standards No. 115- Accounting for Certain
       Investments in Debt and Equity Securities ("SFAS No. 115"), as more fully described in the Notes to Financial Statements.
       For federal income tax purposes, OTEF II is considered a continued entity.
<F4>   The unaudited Pro Forma financial information reflects the adoption of SFAS No. 115 as of January 1, 1995.  Pro forma total revenue and net income does not reflect $1 million in nonrecurring Oxford advances made to the Operating
       Partnerships which used these funds to pay OTEF in January 1995, which is reflected in the Net Income per financial statements (GAAP).
<F5>   For 1996 represents (i) payment of legal fees in connection with the settlement of  class  action  litigation   totaling
       $2.5 million expensed in 1996, but capitalized for income tax purposes in 1997; (ii) a portion of the Partnership's
       1996 expenses,  totaling approximately $1 million that was not expensed in 1996 for income tax purposes; and (iii)
       write-off of prior years' tax accrual totaling $3.8 million.  For 1997 this amount represents the tax capitalization of class action litigation costs in conjunction with the appeal.  For 1998 represents the reimbursement of 1996 and 1997 bond refunding costs which had been expensed for financial statement purposes and deferred  for income tax purposes.
<F6>   Municipal income does not reflect capital losses of $3.6 million and $3.8 million in 1998 and 1997, respectively, from
       Financing Transactions (see page 16).
<F7>   On April 1, 1997, 314,675 BACs were converted to 12,587 SQBs.  Amounts presented for 1998 and 1997 are for BACs only.
<F8>   Options granted but not exercised in 1997 are dilutive.  The weighted average BACs outstanding assuming dilution is
       7,241,414 in 1998 and 7,283,795 in 1997.
<F9>   Restated to reflect the 25-for-1 stock split effective July 1, 1997.
<F10>  Taxable interest income earned in 1998 on OTEF II new acquisitions from taxable interest on loans in the amount of approximately $0.8 million is not included in municipal income.


----------------------------------------------------------------------------
Report of Management
----------------------------------------------------------------------------

     The following report provides additional information about the financial condition of Oxford Tax Exempt Fund II Limited
Partnership, a Maryland limited partnership ("Oxford Tax Exempt Fund II," "OTEF II," or the "Partnership"), as of December 31,
1998,  and  its  results  of  operations  and  cash  flows  for  the  period
then   ended.    This   report  and  analysis  should   be   read   together
with the financial statements and related notes thereto and the selected financial data appearing elsewhere in this Annual Report.

General Business

     OTEF II is a publicly-traded partnership (AMEX: OTF) that invests in tax-exempt bonds issued to finance high quality apartment and senior living/health care communities, with the objective of producing increasing income and quarterly distributions for its shareholders. These distributions are primarily exempt from federal income taxation.
     While OTEF II acquires principally tax-exempt bonds and other debt secured by these investment properties, its investment and operational focus is similar to that of an equity real estate investment trust ("REIT"). Like an equity REIT, OTEF II seeks equity-like returns since its debt investments are generally structured to capture most of a property's projected increases in cash flow and appreciation in the form of increasing interest payments. Also, like a REIT, OTEF II does not pay income taxes at the company level.

     OTEF II's investments are generally structured to give OTEF II or its affiliates significant rights regarding property and financing decisions. Typically, affiliated entities acquire title to the properties or act as a joint venture partner with a developer. With intensive asset management, OTEF II seeks to maximize the economic growth achieved by these properties.

     Unlike equity REITs, however, investments made by OTEF II are structured in a manner designed to produce tax-exempt income, which can increase substantially from the economic growth achieved by the investment properties. To obtain income from its investments that is primarily tax-exempt, OTEF II generally will acquire tax-exempt bonds or other debt secured by such properties and, because the federal tax laws prevent a property owner from receiving tax-exempt interest income on bonds that finance its property, an affiliated but unrelated entity will acquire title to, or obtain control over, the real estate. The tax-exempt bonds or other debt acquired by OTEF II will be structured or restructured in a manner such that bonds or other debt will be classified as indebtedness of the owner of the real estate for federal income tax purposes, and most of any increase in operating income and appreciation realized by the investment property will be captured by OTEF II as interest on the debt secured by such property.

     Similar   to   many   equity  REITs,  OTEF  II   distributes   to   its
shareholders most but not all of its cash flow, so as to maintain cash reserves for future quarterly distributions or other purposes. OTEF II's payout ratio, or percentage of net income per BAC, that is distributed, varies from time to time. It is
currently   approximately  80%  of  net  income  per  BAC.   Further,   OTEF
II may employ moderate leverage to enhance its return on investment. OTEF II's leverage level is currently approximately
15.4%  of OTEF  II's  total  assets,  or  22.4% of OTEF  II's  total  assets if entities in which OTEF II has made a subordinated debt investment are consolidated.

Recent Developments

     Distribution   for   the   Quarter  ended  December   31,   1998.    On
December 16, 1998, the Managing General Partner declared a distribution for the quarter ended December 31, 1998 in the
amount   of  $0.51  per  BAC,  and  $12.38  per  Status  Quo  BAC   ("SQB").
Distributions   for   the  fourth  quarter  were  paid   on   February   12,
1999   to   BAC   Holders  and  SQB  Holders  of  record  on  December   31,
1998.    For   BAC  Holders,  this  distribution  is  in  the  same   amount
as   the   second   and  third  quarters  of  1998  and  represents   a   3%
increase   in   the  amount  of  the  distribution  paid   for   the   first
quarter of 1998.

     Investments made under the Liquidity & Growth Plan in 1998. During 1998, OTEF II closed several investment transactions
totaling      approximately     $40.1     million.       Two      investment
transactions (Jacaranda and Summerwalk) involved, in the aggregate, the acquisition of $4.2 million of subordinated tax-exempt bonds and $10.2 million of grantor trust certificates representing taxable securities. OTEF II is working on bond refunding and refinancing transactions for the senior tax-exempt bonds associated with these properties ($11.8 million for

Jacaranda and $10 million for Summerwalk), which are currently held by third parties. The letters of credit that secure these bonds expire on August 15, 1999 for Jacaranda and December 15, 2000 for Summerwalk. For OTEF II to protect its investment, these letters of credit must be replaced or, alternatively, OTEF II must purchase the senior bonds. Based on its preliminary discussions, the Managing General Partner anticipates consummating refunding or refinancing transactions for these properties where the requirement to maintain letters of credit is
eliminated   and   the   bonds  are  refinanced   or,   in   the   case   of
Summerwalk,    possibly   acquired   by   OTEF   II    as    part    of    a
refinancing, although no assurances can be given that these transactions can be consummated in a timely manner.

     OTEF II also completed tax-exempt bond refunding transactions for Carpenter and Dallas. In these transactions, OTEF II acquired an aggregate of $24.4 million of tax-exempt refunding bonds, and advanced a total of $1.6 million of taxable loan proceeds to the owners of the properties that secure this debt. See Note 7 to Financial Statements.

     BAC Repurchase Program. On October 30, 1998, the Managing General Partner authorized the repurchase, from time to time, of up to 250,000 shares of BACs. OTEF II may purchase BACs in the open market or through privately negotiated transactions. The timing and amount of BACs purchased will be dependent on the availability of BACs and other market factors. OTEF II will purchase BACs only to the extent that they may be purchased at favorable prices. Under this program, OTEF II acquired 2,000
BACs in December 1998 for approximately $0.05 million. Such assets are reflected in other assets on the Balance Sheet.

Liquidity and Capital Resources

      To pursue additional investment opportunities, OTEF II requires additional capital from time to time. In addition to proceeds from financings, OTEF II may generally acquire additional investments ("New Assets"): (i) from the proceeds of sales or other dispositions of Original Refunding Bonds (defined below) and the Existing MRBs (as defined below) and the proceeds from principal payments with respect to the Original Refunding Bonds (except for the portion of such proceeds allocable to
SQBs),   as   well   as  bonds  issued  to  refund  any   tax-exempt   bonds
acquired   by   OTEF  II  pursuant  to  the  Liquidity  and   Growth   Plan;
(ii)   from   the   proceeds  of  sales  or  other   dispositions   of   New
Assets and the proceeds from principal payments with respect to New Assets; (iii) from the proceeds of issuances of additional equity securities, including additional BACs or other limited partnership interests in OTEF II; (iv) by issuing additional equity securities in exchange for New Assets; or (v) by borrowing funds from lenders or by issuing evidences of indebtedness.

     Current Position. OTEF II uses its cash receipts primarily for distributions to BAC Holders, SQB Holders and its General Partners, to pay administrative expenses, and to acquire New
Assets and pay the costs and expenses relating to such transactions. As of December 31, 1998, OTEF II held approximately $18 million in cash and cash equivalents, an increase of approximately $6.3 million, or approximately 54%, from the $11.7 million in cash and cash equivalents held as of December 31,
1997. The increase in OTEF II's cash and cash equivalents was primarily the result of two financing transactions which generated $20.4 million in cash, and distributions to BAC Holders
of   an  amount  that  is  less  than  the  net  income  allocable  to   BAC
Holders.    Total   liabilities  of  OTEF   II   shown   on   this   balance
sheet increased to approximately $52 million as of December 31, 1998 from approximately $34 million at December 31, 1997. The increase in liabilities is due to the increase in financing debt
discussed   below,   and   the  3%  increase  in   quarterly   distributions
offset   by   a  reduction  in  accounts  payable  and  operating  expenses.
During the second quarter of 1998, OTEF II made a final payment in the amount of $1.5 million to plaintiff's counsel in
connection    with   the   OTEF   II   litigation   discussed    in    prior
reports.

     Financing Transactions. OTEF II seeks to enhance its overall return on investment and to generate proceeds which facilitate the acquisition of New Assets. OTEF II has securitized approximately $62.6 million of its Series A Bonds by assigning these Series A Bonds to a Merrill Lynch affiliate which, in turn, deposited them into trusts, including two transactions competed during 1998. The trusts, in turn, sold to institutional investors senior, floating rate securities credit enhanced by a Merrill Lynch affiliate. These senior securities have first priority on the debt service payments related to the Series A
Bonds. OTEF II acquired all the subordinated interests in these trusts, aggregating approximately $15 million, and received the proceeds, net of transaction costs from the sale of the senior
securities.    OTEF   II   has   certain   rights   to   repurchase   and/or
refinance the Series A Bonds and to repurchase the senior securities and, therefore, retains a level of control over the Series A Bonds. These securitization transactions provide low-
cost financing for OTEF II's growth. The portion of the net proceeds from these transactions that is not invested in New Assets is temporarily invested in liquid tax-exempt money market securities.

     In connection with these transactions, OTEF II converted the interest rate mode on the Series A Bonds involved in these transactions from an annual reset to weekly floaters. On August 22, 1997, and September 21, 1998, OTEF II purchased three-year interest rate caps on a notional amount of approximately $27 million and $30 million, respectively, to minimize the effects of interest rate volatility. Under these arrangements, if the average short-term, tax-exempt interest rates during the term of the cap increase above a specified level (6% and 4.5%, respectively), the counter-party to the interest rate cap transaction is required to pay directly to OTEF II the amount by which such rates exceed the specified level.

      For financial statement purposes, these transactions are accounted for as financing transactions. The amount of the Series A Bonds financed, approximately $62.6 million, is reflected as Securities held in Trust, the net cash proceeds are classified as Cash and Cash Equivalents and the difference between the principal amount of the Series A Bonds financed and the principal amount of the subordinated interests acquired by OTEF II is classified as financing debt on OTEF II's balance sheet. The aggregate financing debt at December 31, 1998 was approximately $47.6 million, compared to $27.2 million as of December 31, 1997. OTEF II's financing debt represents approximately 15.4% of OTEF II's total assets (or 22.4% of OTEF II's total assets if the entities in which OTEF II has made a subordinated debt investment were consolidated with OTEF II). Due to the credit enhancement provided by a Merrill Lynch affiliate in connection with the securitization transactions, and favorable underwriting characteristics (generally, low loan-to-
value and high debt coverage), this financing debt bears interest at the BMA weekly floating bond index plus approximately 80 to 85 basis points (including credit enhancement, trustee and related
fees).    This  rate  averaged  4.63%  from  the  date  of  closing  through
December   31,  1997  and  4.33%  for  the  twelve  months  of  1998.    The
credit   enhancement  associated  with  approximately   $27.2   million   of
this   financing  debt  must  be  renewed  or  refinanced  by   August   21,
1999.    The   remaining   $20.4  million  of   financial   debt   must   be
renewed or refinanced by February 19, 2000 (approximately $9.6 million) and April 15, 2000 (approximately $10.8 million). While
OTEF   II   is   not   an  obligor  and,  therefore,  is  not   liable   for
repayment   of   this  financing  debt,  the  Series  A  Bonds   (in   which
OTEF   II   owns   approximately  $15  million  of  subordinated   interests
through   the   trusts)  are  in  effect  collateral  for   this   financing
debt.      Based    on   its   preliminary   discussions   with    financing
sources,   the  Managing  General  Partner  believes  that  OTEF   II   will
be able to extend the credit enhancement or refinance this financing debt, although no assurances can be given.

     Costs associated with these financing transactions are being amortized over ten years for financial statement purposes, and costs associated with the interest rate cap are being amortized over the life of each interest rate cap agreement, which is three years. For federal income tax purposes, these transactions are treated as sales by OTEF II of the applicable Series A Bonds and a purchase of subordinated interests in the trusts.

     Original Refunding Bonds. OTEF II has acquired refunding bonds ("Original Refunding Bonds") for twelve of the fifteen
Existing   MRBs,   representing  approximately  88%  of  the   face   amount
of the original bond portfolio. The Original Refunding Bonds currently held by OTEF II consist of senior bonds ("Series A Bonds") and subordinated bonds ("Series B Bonds"). This senior/subordinated structure has allowed OTEF II to undertake several financing transactions involving the Series A Bonds allocable to BAC Holders ("Liquidity Assets"). OTEF II retained
the   related   Series  B  Bonds  for  the  benefit  of  the  BAC   Holders,
and retained both the Series A Bonds and the Series B Bonds that are designated as Status Quo Assets and held for the benefit of SQB Holders.

    Series A Bonds. The term of each Original Refunding Bond and, accordingly, each Mortgage Loan is 30 years following the date of refunding. The Series A Bonds require interest only payments during the first three years and, thereafter, are subject to annual sinking fund redemptions that will result in full amortization of the Series A Bonds during the 27-year remaining term. This annual sinking fund redemption begins April 15, 2000 for all twelve Series A Bonds. The Managing General Partner is considering whether the elimination of this annual sinking fund redemption would facilitate financing transactions involving these assets or would otherwise be advantageous to OTEF II.

     Series A Bond Interest and Principal. The Series A Bonds require pre-determined annual sinking fund redemptions based on a
27-year    amortization   schedule   beginning   in   the    fourth    year,
calculated  with  an  assumed  rate  of  interest  of  5.6%  per  year.   In
the   annual   reset  mode,  Series  A  Bond  interest  was  set   initially
at closing of the refundings and is reset annually thereafter at a market rate based upon a percentage of the then prevailing one-
year   U.S.   Treasury  Bill  rate,  with  a  maximum  rate  of   5.6%   per
annum. The initial interest rate on the Series A Bonds that have been issued to date was 4.9%. The interest rate on seven of the
Series  A  Bonds  retained  by  OTEF  II  was  reset  on  November  1,  1998 to 3.75%; the interest rate on three Series A Bonds retained by OTEF II was reset on December 1, 1998 to 4.01%. On January 1,
1999, the interest rate on one Series A Bond retained by OTEF II was reset to 4.03%, and the interest rate on another Series A
Bond  was  reset  on  March  1,  1999  to  4.32%.   The  interest  rate   on
the Series A Bonds involved in the financing transactions described above was converted from annual reset to a weekly floating rate based on a spread over the BMA index. This rate
averaged  4.63%  from  the  date  of  closing  through  December  31,   1997
and  4.33%  for  the  twelve  months  of  1998.   Upon  a  remarketing,  the
Series A Bonds may be converted to a different interest rate mode (fixed or floating) and the interest rates may be modified at that time to reflect the prevailing market interest rates for whatever rate mode and remaining term is then applicable.

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

     Combined Rate. The Combined Rate represents that portion of each Property's projected Cash Flow Before Debt Service ("CFBDS")
for each year (projected at the time of the refunding of each Existing MRB) that may be applied to interest on the combined
Series   A   Bonds   and  Series  B  Bonds.   See  Note   7   to   Financial
Statements for a schedule of the Combined Rates of the Original Refunding Bonds over the next 10 years.

    Other Sources. In connection with the closing of the Original Refunding Bonds, the applicable Operating Partnerships entered into certain pooling agreements which may provide under certain circumstances additional sources of funds to enable them to pay
their   respective   debt   service  on  the  Series   A   Bonds   and   the
Series  B  Bonds  and  related  fees  and  expenses.  As  of  December   31,
1998,   the  aggregate  amount  of  net  excess  cash  flow  held   in   the
Operating Partnership escrows was approximately $2.2 million, including deposits from December's cash flow compared to $1.1 million at the end of 1997.

    During   1998,   Oxford  advanced  to  certain  Operating   Partnerships
all remaining treasury strip proceeds in the amount of approximately $1.34 million. Of this amount, approximately $0.01 million was advanced to the Allview operating partnership and $0.45 million to the Colonel operating partnership. An additional $0.28 million was advanced to various Operating Partnerships to help defray their respective bond refunding costs that were previously incurred. The final $0.51 million was advanced to the San Bruno operating partnership to enable it to pay a portion of the deferred bond interest owed to OTEF II, which OTEF II reported as income in 1998.

     Prior to 1998, certain of the original Operating Partnerships made additional interest payments on their Existing MRBs and
funded   certain  costs  associated  with  the  bond  refundings  from   two
additional sources: advances made by Oxford Development Corporation ("Oxford") pursuant to its operating deficit guarantees, and obligations of Oxford and the Operating Partnerships under the Yield Maintenance Reserve ("YMR") Agreement. At March 4, 1997 all such obligations were fully satisfied.

Existing MRBs

    As of December 31, 1998, OTEF II held Existing MRBs for two of the Operating Partnerships. Although the Managing General Partner is continuing its efforts to refund these Existing MRBs, no assurances can be given that these bonds can or will be refunded. As of December 31, 1998, the two Operating Partnerships had cumulative unpaid Base Interest and interest on interest at 8.25% per annum, compounded monthly, of approximately $5.2 million with respect to these Existing MRBs. The unpaid
Base   Interest  is  not  accrued  in  the  financial  statements  of   OTEF
II.

Status Quo BACs

     Following receipt of an Information Memorandum furnished on December 2, 1996 to BAC Holders, approximately 4.2% of the BAC Holders made a timely election to convert their BACs to SQBs.
Effective April 1, 1997, OTEF II issued the SQBs, representing 12,587 shares, in uncertificated, book-entry form. Effective July 31, 1997, OTEF II redeemed 5,484 SQBs at $540 per SQB for a total of approximately $3.0 million. During 1998 OTEF II redeemed  an  additional  122  SQBs  at  the  price  of  $540  per  SQB  and
25 SQBs at the price of $550 per SQB. As of December 31, 1998, there were 6,946 SQBs outstanding.

     On   February   8,   1999,  OTEF  II  distributed   to   existing   SQB
Holders   an   offering   circular   describing   a   voluntary   offer   to
exchange BACs for SQBs on a 25-for-1 basis. The offer expires on May 30, 1999, unless extended. The Managing General Partner believes the exchange offer is advantageous to OTEF II for several reasons. First, elimination of SQBs would simplify OTEF II's capital structure since they represent a small, non-traded class of equity. Second, the inability of OTEF II to pledge or otherwise finance a portion of certain assets that are segregated for the benefit of SQB Holders can complicate the structuring of financing transactions undertaken in connection with OTEF II's Liquidity and Growth Plan. Finally, while SQBs represent approximately a 2% interest in OTEF II's equity, they require a substantially greater percentage of the time and effort of OTEF II's accounting and reporting operations, as well as senior management.

     If   all  SQB  Holders  elected  to  exchange  their  SQBs  for   BACs,
OTEF II would issue an additional 173,650 BACs, or approximately 2.4% of the issued and outstanding BACs. This would increase the total number of issued and outstanding BACs to 7,356,850 (without giving effect to outstanding options). Any dilution of the existing BACs, however, would be immaterial because the assets currently segregated for SQB Holders, along with the income they generate, would be released to the benefit of BAC Holders.

     The Information Memorandum states that, subject to receipt of a fairness opinion from OTEF II's independent real estate consultant, non-tendered unexchanged SQBs will be purchased or redeemed by OTEF II at such time as the Managing General Partner believes that it would be in the best interests of OTEF II and the holders of the non-tendered SQBs, but in no event later than
December   31,   2006,   which   date  may   be   extended   under   certain
circumstances. The purchase or redemption price will be the fair market value of the Status Quo Assets at the time of purchase or redemption, less the costs of sale. As noted above, the Status Quo Assets includes the Series A Bonds, Series B Bonds and Existing MRBs allocable to SQB Holders, not the underlying real estate.

Results of Operations

   OTEF II's Operations.

      1998 versus 1997. Distributions to Partners amounted to approximately $15.2 million, or $2.025 per BAC and $49.52 per
SQB. For financial statement purposes, Net Income and Net Income per BAC were approximately $19.3 million and $2.58, respectively, for the year ended December 31, 1998, as compared to approximately $16.6 million and $2.19, respectively, for the year
ended   December  31,  1997.   Net  income  per  BAC  for  the  year   ended
December 31, 1998, assuming dilution for stock options granted in 1997, was $2.56 and $2.18 for 1997.

      OTEF II's revenues for 1998 reflect an increase of approximately $4 million, or 21%, compared to 1997 due primarily to the Dallas, Carpenter, Jacaranda and Summerwalk transactions, but also from the increased interest payments on the Original
Refunding Bonds and the Existing MRBs. In 1998, OTEF II also received an additional $0.51 million from the San Bruno operating partnership representing payment of deferred interest and an expense reimbursement in the amount of $0.26 million representing bond refunding costs previously advanced by OTEF II to certain operating partnerships.

     For   1998,   OTEF  II's  expenses  increased  by  approximately   $1.4
million, or 55%, compared to 1997. This increase in expenses reflects nearly a $1.2 million increase in finance interest expense and approximately $0.2 million increase in advisory fees, compared to 1997.

      1997 versus 1996. Distributions to Partners amounted to approximately $14.7 million, or $1.942 per BAC and $36.50 per
SQB. For financial statement purposes, Net Income and Net Income per BAC were approximately $16.6 million and $2.19, respectively, for the year ended December 31, 1997, as compared to approximately $14.9 million and $1.95, respectively, for the year
ended   December  31,  1996.   Net  income  per  BAC  for  the  year   ended
December   31,  1997,  assuming  dilution  for  stock  options  granted   in
1997, was $2.18.

       OTEF    II's    revenues   for   1997   reflect   a    decrease    of
approximately   $0.6   million,   or   3%,   from   1996.    Due   to    the
refunding   of   ten   Existing  MRBs  in  1996,   OTEF   II   changed   its
accounting   method  for  these  assets  from  cash  to   accrual.    As   a
result, OTEF II's revenues for 1996 reflect interest income for 13 months with respect to the Original Refunding Bonds, and for
1997 OTEF II's revenues reflect only 12 months of interest income with respect to the Original Refunding Bonds.

     For   1997,   OTEF  II's  expenses  decreased  by  approximately   $2.4
million, or 49%, compared to 1996. This decrease in expenses reflects nearly a $2.9 million decrease in litigation costs and a $0.8 million decrease in administrative expenses, offset by approximately $0.8 million of additional Liquidity and Growth expenses. In addition, commencing in 1997, OTEF II is required to report interest expense attributable to the financing transaction that was completed on August 22, 1997.

Year 2000 Compliance

     In   accordance   with  the  SEC's  interpretive   release   "Statement
of the Commission Regarding Disclosure of Year 2000 Issues and Consequences by Public Companies...," the Managing General Partner of OTEF II has upgraded and tested the principal systems on which OTEF II relies and believes that they are Year 2000 compliant as of this date. The Managing General Partner is currently contacting third parties with whom OTEF II does business to evaluate their exposure to year 2000 issues. In addition, the
Managing   General   Partner   is  in  the  process   of   contacting   it's
vendors to determine their compliance and is developing contingency plans. The Managing General Partner believes that such analysis will be completed in 1999.

THIS REPORT CONTAINS STATEMENTS THAT ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995, SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND SECTION 27A OF THE
SECURITIES   ACT  OF  1933,  AS  AMENDED,  AND  IS  SUBJECT  TO   THE   SAFE
HARBORS     CREATED    BY    THOSE    SECTIONS.     THESE    FORWARD-LOOKING
STATEMENTS REFLECT MANAGEMENT'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS, AND WILL BE AFFECTED BY A VARIETY OF RISKS AND
FACTORS. THESE STATEMENTS ARE SUBJECT TO MANY UNCERTAINTIES AND RISKS, AND SHOULD NOT BE CONSIDERED GUARANTEES OF FINANCIAL
PERFORMANCE.    READERS  SHOULD  REVIEW  CAREFULLY   OTEF   II's   FINANCIAL
STATEMENTS AND THE NOTES THERETO, AS WELL AS RISK FACTORS DESCRIBED IN THE SEC FILINGS. OTEF II DISCLAIMS ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-
LOOKING   STATEMENTS   WHICH   MAY   BE   MADE   TO   REFLECT   EVENTS    OR
CIRCUMSTANCES OCCURRING SUBSEQUENT TO THE FILING OF THE FORM 10 K WITH THE SEC OR OTHERWISE TO REVISE OR UPDATE ANY ORAL OR WRITTEN FORWARD-LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF OTEF II.

-----------------------------------------------------------------
Report of Independent Accountants
-----------------------------------------------------------------

To the Partners and BAC  Holders  of Oxford  Tax  Exempt  Fund II
Limited Partnership:

  In our opinion, the accompanying balance sheets and related statements of income, partners' capital and cash flows present fairly, in all material respects, the financial position of Oxford Tax Exempt Fund II Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's Managing General Partner; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion expressed above.



PricewaterhouseCoopers LLP


/S/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Washington, D.C.
February 12, 1999


Oxford Tax Exempt Fund II Limited Partnership
-----------------------------------------------------------------------------
Balance Sheets (in thousands, except per BAC and SQB amounts)
-----------------------------------------------------------------------------
December 31,                                       1998          1997
-----------------------------------------------------------------------------
Assets
  Investments in tax-exempt securities           $213,900      $217,159
  Investments in tax-exempt securities
    held in trust                                  62,565        38,820
  Taxable investments and loans                    11,840             0
  Cash and cash equivalents                        18,011        11,694
  Bond and other interest receivables               1,579         1,439
  Other assets                                      1,191         1,551
-----------------------------------------------------------------------------
        Total Assets                             $309,086      $270,663
=============================================================================
Liabilities and Partners' Capital
  Liabilities
    Financing debt                               $ 47,614      $ 27,174
    Distributions payable                           3,826         3,719
    Accounts payable and accrued expenses             573         2,988
-----------------------------------------------------------------------------
        Total Liabilities                          52,013        33,881
-----------------------------------------------------------------------------
Partners' Capital
  General Partners' Interests                      (2,275)       (2,356)
  Limited Partners' Interests:
    Beneficial  Assignee Interests <F1>
    (7,499,875  interests issued  and
    7,183,200 and 7,185,200 interests
    outstanding  as of  December  31,
    1998 and 1997, respectively)                  160,632       156,672
  SQB Interests (12,587 interests
    issued and 6,946 and 7,093 interests
    outstanding as of December 31, 1998
    and 1997, respectively)                         3,849         3,885
  Accumulated other comprehensive income           94,867        78,581
-----------------------------------------------------------------------------
        Total Partners' Capital                   257,073       236,782
-----------------------------------------------------------------------------
        Total Liabilities and Partners'Capital   $309,086      $270,663
=============================================================================

<F1>  For  comparative  purposes, BAC  Interests have been restated
      to reflect the 25-for-1 split which occurred on July 1, 1997.

     The accompanying notes are an integral part of these financial statements

Oxford Tax Exempt Fund II Limited Partnership
-----------------------------------------------------------------------------
Statements of Income and Comprehensive Income (in thousands, except per BAC amounts)
-----------------------------------------------------------------------------
                                                       OTEF II
                                            For the years ended December 31,
                                          -----------------------------------
                                             1998        1997        1996
-----------------------------------------------------------------------------
Revenues
  Interest on investments in
    tax-exempt securities                 $18,967<F1> $17,734<F2> $19,411<F3>
  Interest on investments in
    tax-exempt securities held in trust     2,459         667           0
  Interest on taxable investments & loans     837           0           0
  Other tax-exempt income                     888         729         351
-----------------------------------------------------------------------------
    Total Revenues                         23,151      19,130      19,762
-----------------------------------------------------------------------------
Expenses
  Governance and administrative expenses    1,020         921       1,692
  Litigation and settlement costs               8         265       3,158<F4>
  Other liquidity & growth expenses         1,031         840           0
  Finance interest expense                  1,809         462           0
-----------------------------------------------------------------------------
Total Expenses                              3,868       2,488       4,850
-----------------------------------------------------------------------------
Net income                                $19,283     $16,642     $14,912
=============================================================================
Other comprehensive income:
    Unrealized gains on investments       $16,286     $16,084     $51,529
=============================================================================
Comprehensive income                      $35,569     $32,726     $66,441
=============================================================================
Net income allocated to BAC holders       $18,509     $15,893     $14,614
=============================================================================
Net income per BAC <F6>                   $ 2.576     $ 2.188     $ 1.948
=============================================================================
Weighted average BACs outstanding <F6>      7,185       7,264       7,500
=============================================================================
Net Income per BAC - assuming
  dilution <F5> <F6>                      $ 2.556     $ 2.182     $  N/A
=============================================================================
Weighted average BAC - assuming
  dilution <F5> <F6>                        7,241       7,284        N/A
=============================================================================
Distribution per BAC <F6>                 $ 2.025     $ 1.942     $ 1.904
=============================================================================

<F1>  Includes  approximately  $0.51  million  of deferred interest payments made by San Bruno-Oxford which were funded from the remaining treasury strip proceeds as more fully described in note 7.
<F2>  Includes  approximately  $0.24 million representing one additional month accrual of bond interest on the two bonds which were refunded in the first quarter of 1997 due to their conversion to "accrual" basis accounting.
<F3>  Includes  approximately  $1.1 million  representing one additional month accrual of bond interest on the 10 bonds which were refunded in the fourth quarter of 1996 due to their conversion to "accrual" basis accounting
<F4>  Includes  $2.5  million  payable by OTEF II in payment of  plaintiff's counsel fees and reimbursement of expenses incurred.
<F5>  Stock options were granted in 1997 but have not been exercised.
<F6>  Restated to reflect the 25-for-1 stock split effective July 1, 1997.

 The accompanying notes are an integral part of these financial statements



Oxford Tax Exempt Fund II Limited Partnership
-----------------------------------------------------------------------------
Statement of Partners' Capital (in thousands, except per BAC and SQB amounts)
-----------------------------------------------------------------------------
                                       Limited Partner   Accumulated
For the Years Ended                       Interests         Other
December 31, 1998, 1997,    General   ----------------  Comprehensive
and 1996                    Partners    BACs      SQBs      Income   Total
-----------------------------------------------------------------------------
Balance, December 31, 1995  $(2,400)  $161,331 $    0      $10,968  $169,899
=============================================================================
Comprehensive income:

Net income                      298     14,614      0            0    14,912
Unrealized gain on
  investments                     0          0      0       51,529    51,529
                           --------------------------------------------------
    Total comprehensive
      income                    298     14,614      0       51,529    66,441
Distributions to Partners,
  including $1.904 per BAC<F1> (291)   (14,280)     0            0   (14,571)
-----------------------------------------------------------------------------
Balance, December 31, 1996   (2,393)   161,665      0       62,497   221,769
=============================================================================
Comprehensive income:

Net Income, including $2.188
  per BAC <F1> and $43.62
  per SQB                       333     15,893    416            0    16,642

Unrealized gains on
  investments                     0          0      0       16,084    16,084
                           --------------------------------------------------
    Total comprehensive
      income                    333     15,893    416       16,084    32,726

Allocation of SQB Capital         0     (6,809) 6,809            0         0

SQB Redemptions                   0         26 (2,992)           0    (2,966)

Distributions to Partners,
  including $1.942 per BAC<F1>
  and $36.66 per SQB           (296)   (14,103)  (348)           0   (14,747)
-----------------------------------------------------------------------------
Balance, December 31, 1997   (2,356)   156,672  3,885       78,581   236,782
=============================================================================
Comprehensive income:

Net Income, including $2.576
  per BAC <F1> and $55.76
  per SQB                       385     18,509    389            0    19,283

Unrealized gains on
  investments                     0          0      0       16,286    16,286
                           --------------------------------------------------
   Total comprehensive
      income                    385     18,509    389       16,286    35,569

SQB Redemptions                   0          0    (80)           0       (80)

Distributions to Partners
  including $2.025 per BAC<F1>
    and $49.52 per SQB         (304)   (14,549)  (345)           0   (15,198)
-----------------------------------------------------------------------------
Balance, December 31, 1998  $(2,275)  $160,632 $3,849      $94,867  $257,073
=============================================================================

<F1>  BAC share amounts reflect the 25-for-1 stock split which occurred on
      July 1, 1997.

The accompanying notes are an integral part of these financial statements.


Oxford Tax Exempt Fund II Limited Partnership
-----------------------------------------------------------------------------
Statements of Cash Flows (in thousands)
-----------------------------------------------------------------------------
                                                       OTEF II
                                            For the years ended December 31,
                                           ----------------------------------
                                                  1998      1997      1996
-----------------------------------------------------------------------------
Operating Activities:
  Net income                                    $19,283   $16,642   $14,912
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Changes in assets and liabilities:
    Interest receivable and other                  (140)     (307)   (1,106)
    Due from affiliates                               0         0       310
    Accounts payable and accrued expenses          (877)     (333)    2,829
-----------------------------------------------------------------------------
Net cash provided by operating activities        18,266    16,002    16,945
-----------------------------------------------------------------------------
Investing activities:
  Investment in new assets                      (16,040)  (24,366)        0
  Redemption of SQBs                                (80)   (2,966)        0
  Litigation settlement payments <F1>            (1,538)     (962)        0
  Other assets <F2>                                 360      (589)        0
-----------------------------------------------------------------------------
Net cash (used in) provided by investing
  activities                                    (17,298)  (28,883)        0
-----------------------------------------------------------------------------
Financing activities:
  Net proceeds from debt refinancing             20,440    27,174         0
  Distribution paid                             (15,091)  (14,671)  (14,571)
-----------------------------------------------------------------------------
Net cash (used) in financing activities           5,349    12,503   (14,571)
-----------------------------------------------------------------------------
Net increase (decrease) in cash and cash
  equivalents                                     6,317      (378)    2,374
Cash and cash equivalents, beginning of period   11,694    12,072     9,698
-----------------------------------------------------------------------------
Cash and cash equivalents, end of period        $18,011   $11,694   $12,072
=============================================================================

<F1>   In connection with the settlement of the OTEF II litigation discussed in prior reports, OTEF II made a final payment of plaintiff's counsel fees and expenses in the amount of $1.54 million in the second quarter of 1998 upon the expiration of all appeal periods and dismissal of the state court action.
<F2>   Other  assets  represent   primarily   deferred   costs  incurred  in
     connection financing transactions, and acquisitions of BACs by OTEF II under the previously announced repurchase program, none of which are recurring operating activities. In 1998 approximately $0.3 million of deferred costs were reclassified into the taxable loans which are included in investment in new assets.

  The accompanying notes are an integral part of these financial statements.


-----------------------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------------------

Note 1.  Financial Statements

     The  financial  statements  reflect  all  adjustments  which,  in   the
opinion of the Managing General Partner of Oxford Tax Exempt Fund II Limited Partnership ("Oxford Tax Exempt Fund II, " "OTEF II," or the "Partnership"), are necessary to present fairly OTEF II's financial position as of December 31, 1998 and 1997, the Statements of Income and Comprehensive Income for the years ended December 31, 1998, 1997 and 1996, the Statement of Partners' Capital as of December 31, 1998, 1997, and 1996, and the Statements of Cash Flows for the years ended December 31, 1998 and 1997.

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

     General Business. OTEF II is a publicly-traded partnership (AMEX: OTF) that invests in tax-exempt bonds issued to finance high quality apartment and senior living/health care communities, with the objective of producing increasing income and quarterly distributions for its shareholders. These distributions are primarily exempt from federal income taxation.

     Investments   made  under  the  Liquidity  &  Growth  Plan   in   1998.
On October 27, 1998, OTEF II acquired $14.2 million Collin County Housing Finance Corporation Multifamily Housing Mortgage Revenue Bonds (Carpenter-Oxford Development) Series 1998 (the "Carpenter Refunding Bonds"). As previously reported, on December 30, 1997, OTEF II purchased, at a discount, $16.2 million of tax-exempt bonds issued by the Texas Department of Housing and Community Affairs. The bonds are collateralized by Steeple Chase Apartments, a 368-unit apartment community located in Plano, Texas, that is owned by a privately-held Maryland limited partnership whose general partners are affiliates of OTEF II
("Carpenter Borrower"). In connection with the recent refunding transaction, OTEF II exchanged the bonds that it acquired on December 30, 1997 for the Carpenter Refunding Bonds. The
Carpenter Refunding Bonds bear tax-exempt interest at an annual fixed rate of 7.25% for an initial term through October 1, 2005, at which time the Carpenter Refunding Bonds must be remarketed. The Carpenter Refunding Bonds mature on September 1, 2018, subject to earlier redemption (optional and mandatory) upon the occurrence of certain events. In addition, in 1998, OTEF II
funded   to   the   Carpenter   Borrower   two   taxable   loans   in    the
aggregate amount of approximately $0.9 million. The Carpenter Borrower will apply the net proceeds of this loan to fund certain capital improvements, and pay transactional, bond refunding and certain other costs. The taxable loan provides for monthly payments of interest only at a fixed rate of 9.3% with principal
due   at   maturity.   The  taxable  loan  matures  on  the  same  date   as
the Carpenter Refunding Bonds and is prepayable on the same terms and conditions as the Carpenter Refunding Bonds.

     On July 20, 1998, OTEF II acquired $10.3 million Texas Department of Housing and Community Affairs Multifamily Mortgage Revenue Refunding Bonds (Dallas-Oxford Development) Series 1998 (the "Dallas Refunding Bonds"). As previously reported, on December 30, 1997, OTEF II purchased, at a discount, $11.7 million of tax-exempt bonds issued by the Texas Department of
Housing and Community Affairs. The bonds are collateralized by Springhouse Apartments, a 372-unit apartment community located in Dallas, Texas, that is owned by a privately-held Maryland limited partnership whose general partners are affiliates of OTEF II
("Dallas    Borrower").    In   connection   with   the   recent   refunding
transaction, OTEF II exchanged the bonds that it acquired on December 30, 1997 for the Dallas Refunding Bonds. The Dallas Refunding Bonds bear tax-exempt interest at an annual fixed rate of 7.25% for an initial term through July 1, 2005, at which time the Dallas Refunding Bonds must be remarketed. The Dallas Refunding Bonds mature on April 1, 2018, subject to earlier redemption (optional and mandatory) upon the occurrence of certain events. In addition, in 1998, OTEF II funded to the
Dallas   Borrower   two   taxable  loans  in   the   aggregate   amount   of
approximately $0.7 million. The Dallas Borrower will apply the net proceeds of this loan to fund certain capital improvements, and pay transactional, bond refunding and certain other costs.
The taxable loan provides for monthly payments of interest only at a fixed rate of 9.3% with principal due at maturity. The taxable loan matures on the same date as the Dallas Refunding Bonds and is prepayable on the same terms and conditions as the Dallas Refunding Bonds.

     On May 28, 1998, Summerwalk Properties L.L.C. (the "Summerwalk Borrower"), an affiliate of OTEF II, completed its acquisition of
Summerwalk at the Crossings Apartments, a 264-unit garden apartment community located in a suburb of Atlanta, Georgia ("Summerwalk Transaction"). The total purchase price paid by the
Summerwalk Borrower was approximately $16.65 million. The property is financed with $10 million of tax-exempt bonds that bear interest at an adjustable one-year rate, which is currently 3.9%. This debt was assumed by the Summerwalk Borrower in connection with the acquisition. The tax-exempt bonds are secured by a first mortgage on the property and held by unrelated third parties. OTEF II expects to purchase these bonds at a to-
be-determined future date. At the closing, OTEF II purchased a certificate from a grantor trust, which represents all of the
economic   interest  of  the  trust  in  connection  with   the   Summerwalk
Transaction.    The   trust   made  a  taxable  loan   to   the   Summerwalk
Borrower   in   the  amount  of  approximately  $7.1  million   bearing   an
annual  fixed  accrual  rate  of  interest  of  12%,  with  the  option   of
additional  advances  to  be  made  in  the  future.   This  loan  will   be
used by the Summerwalk Borrower to fund the balance of the purchase price for the property, as well as various costs, expenses, capital improvements and reserves. This taxable loan is also secured by a subordinated mortgage on the property. The
terms  of  this  loan  are  anticipated  to  result  in  substantially   all
of the property's current and expected future increases in both cash flow and property value being paid to OTEF II as interest on this loan. OTEF II anticipates that it will restructure the tax-exempt bonds and the taxable loan as soon as practicable following the closing, which restructuring may include, among other things, a refunding of the tax-exempt bonds and a modification of the interest rate on the tax-exempt bonds to a higher rate. OTEF II expects to purchase the restructured or
refunded  bonds,  and  may  sell  or  finance  all  or  a  portion  of   the
taxable loan.

     On April 30, 1998, OTEF II and an affiliate closed an investment transaction ("Jacaranda Transaction") involving the acquisition by OTEF II of approximately $7 million of debt secured by real estate simultaneously acquired by such affiliate from a third party. In connection with this transaction, Jacaranda-Oxford Limited Partnership ("Jacaranda Borrower"), a Maryland limited partnership, purchased Harbour Town of Jacaranda, a 280-unit garden apartment community located in Plantation, Broward County, Florida. The total purchase price paid by the Jacaranda Borrower was approximately $18.75 million. The property is financed with $11.8 million of senior, tax-exempt bonds that bear interest at a weekly floating rate based on a spread over the applicable short-term, tax-exempt securities index. The senior bonds are secured by a first mortgage on the
property   and  are  currently  held  by  third  parties.    OTEF   II   may
purchase these senior bonds at a future date. At closing, OTEF II purchased from an unrelated third party $4.2 million of subordinated, tax-exempt bonds, which currently bear an annual fixed rate of interest of 6.25% and are secured by a subordinated mortgage on the property. It is expected that the interest rate on the subordinated, tax-exempt bonds held by OTEF II will be increased during 1999. At closing, OTEF II purchased a certificate from a grantor trust, which represents all of the economic interest of the trust. The trust made a taxable loan to
the   Borrower  in  the  amount  of  approximately  $3.2  million,  due   on
April   1,   2006,  bearing  an  annual  fixed  accrual  rate  of   interest
of 12%, with the option to make additional advances in the future. This loan was used by the Jacaranda Borrower to fund a portion of the purchase price for the property, as well as various costs, expenses, capital improvements and reserves. This loan is secured by a subordinated mortgage on the property. The
terms  of  this  loan  are  anticipated  to  result  in  substantially   all
of the property's current and expected future increases in cash flow, remaining after payment of debt service on the senior and subordinated bonds, and property value being paid to OTEF II as interest on this loan.

     As   previously   reported,  OTEF  II  has  begun   working   on   bond
refunding and refinancing transactions with respect to the Jacaranda and Summerwalk properties. The senior tax-exempt bonds secured by these properties ($11.8 million for Jacaranda and $10
million   for  Summerwalk)  are  currently  held  by  third  parties.    The
letters of credit that secure these bonds expire on August 15, 1999 for Jacaranda and December 15, 2000 for Summerwalk. If
substitute credit enhancement is not provided by such dates, the senior bonds must be refunded or repaid. Based on its preliminary discussions, the Managing General Partner anticipates consummating refunding or refinancing transactions for these properties where the requirement to maintain letters of credit is
eliminated   and   the   bonds  are  refinanced   or,   in   the   case   of
Summerwalk,    possibly   acquired   by   OTEF   II    as    part    of    a
refinancing, although no assurances can be given that these transactions can be consummated in a timely manner.

    Refunding. As of December 31, 1998, OTEF II had completed the refunding of 12 of the Existing MRBs, which comprise approximately 88% of the face amount of OTEF II's original bond portfolio. Although the Managing General Partner is continuing its efforts to cause the refunding of the remaining Existing
MRBs, no assurances can be given that these bonds can or will be refunded.

     The Original Refunding Bonds consist of senior bonds ("Series A Bonds") and subordinated bonds ("Series B Bonds"). This senior/subordinated structure has allowed OTEF II to undertake several financing transactions involving the Series A Bonds
allocable  to  BAC  Holders.   OTEF  II  retained  the  related   Series   B
Bonds for the benefit of BAC Holders, and retained both the Series A Bonds and Series B Bonds that are designated as Status Quo Assets and held for the benefit of SQB Holders. See Note 7 to these Financial Statements.

     Financing Transactions. OTEF II seeks to enhance its overall return on investment and to generate proceeds which facilitate the acquisition of New Assets. To pursue additional investment opportunities, OTEF II requires additional capital from time to time. In addition to proceeds from financings, OTEF II may generally acquire New Assets: (i) from the proceeds of sales or other dispositions of Original Refunding Bonds (defined below) and the proceeds from principal payments with respect to the Original Refunding Bonds (except for the portion of such proceeds allocable to
SQBs),   as   well   as  bonds  issued  to  refund  any   tax-exempt   bonds
acquired   by   OTEF  II  pursuant  to  the  Liquidity  and   Growth   Plan;
(ii)   from   the   proceeds  of  sales  or  other   dispositions   of   New
Assets and the proceeds from principal payments with respect to New Assets; (iii) from the proceeds of issuances of additional equity securities, including additional limited partnership interests in OTEF II and additional BACs; (iv) by issuing additional equity securities in exchange for New Assets; or (v)
by   borrowing   funds   from   lenders   or   by   issuing   evidences   of
indebtedness.

     OTEF  II  has  securitized  a  total  of  approximately  $62.6  million
of   its   Series  A  Bonds  by  assigning  these  Series  A  Bonds   to   a
Merrill Lynch affiliate which, in turn, deposited them into trusts. See "Financing Transactions" in Note 3 below. The trusts, in turn, sold to institutional investors senior, floating rate securities credit enhanced by a Merrill Lynch affiliate. These senior securities have first priority on the debt service payments related to the Series A Bonds. OTEF II acquired all the subordinated interests in these trusts in the aggregate amount of approximately $15 million, and received the proceeds from the sale of the senior securities, less certain transaction costs.
OTEF II has certain rights to repurchase and/or refinance the Series A Bonds and to repurchase the senior securities and, therefore, retains a level of control over the Series A Bonds. These securitization transactions provide low-cost financing for OTEF II's growth. The portion of the net proceeds from these transactions that is not invested in New Assets is temporarily invested in liquid tax-exempt money market securities.

    On February 19, 1998, OTEF II closed the second in a series of transactions with Merrill Lynch, securitizing approximately $12.8 million of Series A Bonds held in OTEF II's portfolio. OTEF II also purchased a subordinated interest in this securitization transaction for $3.2 million. OTEF II's net proceeds were approximately $9.6 million from this transaction, after transaction costs and the purchase of the subordinated interest.
A portion of these proceeds were used by OTEF II in connection with the Jacaranda Transaction. On May 21, 1998, OTEF II closed the third in a series of transactions with Merrill Lynch, securitizing approximately $11 million of Series A Bonds held in
OTEF II's portfolio. OTEF II also purchased a subordinated interest in this securitization transaction for $0.1 million. OTEF II's net proceeds were approximately $10.8 million from this transaction, after transaction costs and the purchase of the subordinated interest. A portion of these proceeds were used by
OTEF II in connection with the Summerwalk Transaction. The remaining proceeds will be used for additional transactions.

     Due to the credit enhancement provided by a Merrill Lynch affiliate in connection with the securitization transactions, and favorable underwriting characteristics (generally, low loan-to-
value and high debt coverage), this financing debt bears interest at the BMA weekly floating bond index plus approximately 80 to 85 basis points (including credit enhancement, trustee and related
fees).    This  rate  averaged  4.63%  from  the  date  of  closing  through
December   31,  1997  and  4.33%  for  the  twelve  months  of  1998.    The
credit   enhancement  associated  with  approximately   $27.2   million   of
this   financing  debt  must  be  renewed  or  refinanced  by   August   21,
1999.    The   remaining   $20.4  million  of   financial   debt   must   be
renewed or refinanced by February 19, 2000 (approximately $9.6 million) and April 15, 2000 (approximately $10.8 million). OTEF II has certain rights to repurchase the Series A Bonds and the senior interests involved in these securitization transactions. While OTEF II is not an obligor and, therefore, is not liable for
repayment   of   this  financing  debt,  the  Series  A  Bonds   (in   which
OTEF   II   owns   approximately  $15  million  of  subordinated   interests
through   the   trusts)  are  in  effect  collateral  for   this   financing
debt.      Based    on   its   preliminary   discussions   with    financing
sources,   the  Managing  General  Partner  believes  that  OTEF   II   will
be   able   to   extend   the   credit   enhancement   or   refinance   this
financing debt.

     In connection with these transactions, OTEF II converted the interest rate mode on the Series A Bonds involved in these transactions from an annual reset to weekly floaters. On August 22, 1997, and September 21, 1998, OTEF II purchased three-year interest rate caps on a notional amount of approximately $27 million and $30 million, respectively, to minimize the effects of interest rate volatility. Under these arrangements, if the average short-term, tax-exempt interest rates for any month during the term of the cap increase above a specified level (6% and 4.5%, respectively), the counter-party to the interest rate cap transaction is required to pay directly to OTEF II the amount by which such rates exceed the specified level.

Note 3.  Significant Accounting Policies

     Method   of   Accounting.    OTEF   II's   financial   statements   are
prepared     in    accordance    with    generally    accepted    accounting
principles.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Income  Taxes.   No  provision  has  been  made  for  federal,   state,
or local income taxes in the financial statements of OTEF II since the Partners and OTEF II, formerly OTEF, BAC Holders (collectively, "OTEF II BAC Holders") are required to report on their individual tax returns their allocable share of taxable income, gains, losses, deductions, and credits of OTEF II.

     Comprehensive Income. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" which requires the reporting of comprehensive income as part of a full set of financial statements. Comprehensive income includes both "Net Income" and "Other Comprehensive Income". OTEF's only source of
"other   comprehensive  income"  is  related  to  the   valuation   of   its
tax-exempt investments to market which results in unrealized gains or losses previously charged to an equity account under SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities". SFAS 130 does not require presentation of comprehensive earnings per share. OTEF recorded "Other Comprehensive Income" from unrealized gains on its investment in tax-exempt securities of approximately $16.3 million and $16.1 million 1998 and 1997, respectively.

     Investments.    As   previously  reported,  on  June   1,   1995,   the
then Existing MRBs were transferred from OTEF  to  OTEF  II  at  their  book
value    of    approximately   $153   million.    The   OTEF   II   Managing
General   Partner   estimated  at  December   31,   1998   that   the   fair
value of the Original Refunding Bonds and the Existing MRBs was approximately $247.9 million and, accordingly, unrealized appreciation on these investments
of  $94.9 million is recorded  as  a  credit  to  partners'  capital.    The
current   fair   value  of  the  Existing  MRBs  was   determined   by   the
Managing   General   Partner   using  the   same   cash   flow   methodology
applied   by   a   major   investment  banking  firm  in   connection   with
structuring   advice   rendered  to  OTEF  II  and  its   predecessor   with
respect   to  the  1995  OTEF  Restructuring  Plan.   The  Series  A   Bonds
are   valued   at  par  based  on  comparable  municipal  bond   securities,
and   all   other  bonds  (the  Existing  MRBs  and  the  Series  B   Bonds)
are   valued   based  on  a  discounted  cash  flow  analysis.    For   this
purpose    the    applicable   cash   flows    are    based    on    certain
assumptions   concerning   the  Properties  and   the   markets   in   which
they   are   located,   including  the  timing  and  realization   of   such
cash    flows.     The    recently   acquired    Dallas,    Carpenter    and
Jacaranda   bonds   are   recorded  at  cost,   which   approximates   their
fair market values at December 31, 1998.

      Investments are accounted for using the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Under this method the investments are reflected at their current estimated fair value, with cumulative unrealized gains or losses being credited or charged as unrealized gains or losses on investments directly to partners' capital, rather than the Statement of Income. Interest on all bonds other than the Existing MRBs are recorded as interest income when due. Interest income on the Existing MRBs is recorded when received. Accrued interest on the Series A and Series B Bonds as of December 31, 1998 and 1997 was $1.2 million and $1.4 million, respectively.

     Accounting for earnings per share. In February 1997, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic earnings per share, a measure required by the new standard, does not include incentive BAC options as common share equivalents. Diluted earnings per share reflects the potential dilution that could occur if such options or other contracts to issue shares were exercised or resulted in the issuance of an incremental amount of new shares based on the Treasury Method. The Treasury Method assumes that the proceeds from exercise of the options are used to purchase shares at the average market price during the reporting period, which was $26.14 and $25.2 for years ended 1998 and 1997, respectively. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) is included in the denominator of the diluted earnings per share computation. In dilutive "incremental" BAC shares were 7,241,000 in 1998 and 7,284,000 in
1997. For the impact of OTEF II's option plan, see Note 3. "Net Income and Distributions per Beneficial Assignee Interest (BAC) and SQB".

     Net  Income  and  Distributions  per  BAC  and  SQB.   Net  income  and
distributions per BAC and net income and distributions per SQB are based upon the weighted average number of BACs and SQBs outstanding during the applicable year. For the first quarter of
1997, there were 7,499,875 BACs outstanding. On April 1, 1997, 314,675 BACs were converted to 12,587 SQBs, leaving 7,185,200 BACs outstanding at December 31, 1997. In December 1998, OTEF II purchased 2,000 BACs on the open market in accordance with the previously announced BAC repurchase program, leaving 7,183,200
BACs   outstanding   at   December  31,  1998.    During   1998,   OTEF   II
redeemed  an  additional  122  SQBs  at  the  price  of  $540  per  SQB  and
25 SQBs at the price of $550 per SQB. As of December 31, 1998 there were 6,946 SQBs outstanding. See "Accounting for SQBs" below.

     Statements of cash flows. The statements of cash flows are intended to reflect only cash receipts and cash payment activity.
The   statements   do   not   reflect  investing  and   financing   activity
that affect recognized assets or liabilities and do not result in cash receipts or cash payments. This non-cash activity consists of distributions payable to Partners, SQB holders and OTEF II BAC Holders of $3.8 million, $3.7 million, and $3.6 million at December 31, 1998, 1997, and 1996, respectively. Non-cash investing activity includes a change in unrealized gain on investments of approximately $16.3, $ 16.1 and $ 51.5 million for years ended December 31, 1998, 1997 and 1996, respectively.

     Cash and cash equivalents. Cash and cash equivalents consist of all demand deposits and tax-exempt money market funds stated at cost, which approximates market value, with original maturities of three months or less at date of purchase.

      Financing Transactions. For financial statement purposes, the financing transactions described in Note 2 are accounted for as financing transactions. The amount of the Series A Bonds financed of approximately $62.6 million is reflected as
Securities Held in Trust, the net cash proceeds are classified as cash and cash equivalents and the difference between the principal amount of the Series A Bonds financed and the principal amount of the subordinated interests acquired by OTEF II is classified as financing debt on the accompanying balance sheet.

     Costs associated with these financing transactions are being amortized over ten years for financial statement purposes, and costs associated with the interest rate cap are being amortized over the life of each interest rate cap agreement, which is three years. For federal income tax purposes, these transactions are treated as sales by OTEF II of the applicable Series A Bonds and a purchase of subordinated interests in the trusts.

     Accounting for SQBs. The SQBs are designed to replicate, to the extent possible, the economic interest that SQB Holders would have had in the Existing MRBs, as refunded, if the partnership agreement for Oxford Tax Exempt Fund Limited Partnership ("OTEF"), OTEF II's predecessor, had continued to govern and the Liquidity and Growth Plan was not implemented.

     Following receipt of an Information Memorandum furnished on December 2, 1996 to BAC Holders, approximately 4.2% of the BAC holders made a timely election to convert their BACs to SQBs.
Effective April 1, 1997, OTEF II issued the SQBs, representing 12,587 shares, in uncertificated, book-entry form. Effective August 1, 1997, OTEF II redeemed 5,484 SQBs for approximately
$3.0 million. The redeemed SQB Holders received a final prorated amount of the distribution that was declared for the quarter
ended  September  30,  1997,  paid  on  November  14,  1997.   During   1998
OTEF  II  redeemed  an  additional  122  SQBs  at  the  price  of  $540  per
SQB and 25 SQBs at the price of $550 per SQB. As of December 31, 1998 there were 6,946 SQBs outstanding.

     The Information Memorandum states that, subject to receipt of a fairness opinion from OTEF II's independent real estate consultant, non-tendered unexchanged SQBs will be purchased or redeemed by OTEF II at such time as the Managing General Partner believes that it would be in the best interests of OTEF II and the holders of the non-tendered SQBs, but in no event later than
December   31,   2006,   which   date  may   be   extended   under   certain
circumstances. The purchase or redemption price will be the fair market value of the Status Quo Assets at the time of purchase or redemption, less the costs of sale. As noted above, the Status Quo Assets includes the Series A Bonds, Series B Bonds and Existing MRBs allocable to SQB Holders, not the underlying real estate.

     For financial statement purposes, the SQBs are treated as a separate class of equity and, accordingly, net income allocated to SQB holders, net income per SQB, and distribution per SQB are reflected separately from the OTEF II BAC Holders on the Statement of Partners' Capital. The SQBs were not split as were the OTEF II BACs on July 1, 1997. The redeemed SQBs are reflected as a reduction of Partners' Capital and were offset against the SQB Holders' interests when redeemed.

     The  SQB  Holders  do  not  share  in  the  growth  or  other  benefits expected to be achieved under the Liquidity and Growth Plan. In addition, the SQBs are not allocated any capital losses for federal income tax purposes that may result from the disposition
of   the   Refunding   Bonds  or  interests  therein  or   new   assets   in
connection with a financing undertaken pursuant to the Liquidity and Growth Plan. A schedule of SQB income as of December 31, 1998 is as follows:

------------------------------------------------------------------------------
STATEMENT OF STATUS QUO BAC INCOME BY QUARTER (in thousands, except per interest) (Unaudited)
------------------------------------------------------------------------------
                                      For the Three Months Ended in 1998
                                  --------------------------------------------
                                  March 31  June 30  September 30  December 31
                                  --------------------------------------------
Revenues
  Interest on Investments in
    tax-exempt securities           $  109   $  103     $  108      $  126
  Other tax-exempt income                3        3          3           8
------------------------------------------------------------------------------
                                       112      106        111         134
Expenses
  Governance and Administration         22       13         16          22
  Litigation and Settlement              1        0          0           0
------------------------------------------------------------------------------
                                        23       13         16          22

Net income allocation to
  SQB holders                       $   89   $   93     $   95      $  112
==============================================================================
Other comprehensive income;
  Unrealized gains on investment    $    3   $   35     $  114      $  225
==============================================================================
Comprehensive income                $   92   $  128     $  209      $  337
==============================================================================
Net income per SQB interest         $12.63   $13.31     $13.77      $16.05
==============================================================================
Distribution per SQB interest       $12.38   $12.38     $12.38      $12.38
==============================================================================
Weighted average SQB shares
  outstanding                        7,025    6,961      6,946       6,946
==============================================================================


Note 4.  Related Party Transactions

    Interests in OTEF II and the Operating Partnerships. The General Partners own interests in OTEF II that entitle them to receive a share of OTEF II's cash flow and possibly of sale, refinancing and liquidation proceeds. Distributions to the General Partners totaled approximately $0.3 million for December 31, 1998, 1997 and 1996.

    Affiliates of the Managing General Partner that are general and limited partners of the Operating Partnerships have an interest in the Operating Partnerships that entitles them to receive a share of any cash flow and sale, refinancing and liquidation proceeds of the Operating Partnerships. Since inception, the original Operating Partnerships have not been able to make any distributions of cash flow to their respective partners. In addition, in connection with the 1995 OTEF Restructuring Plan and after each Existing MRB is refunded, all cash flow from each such Operating Partnership that is attributable to these interests will be pledged for the benefit of OTEF II. At the end of 1997, OTEF II acquired the tax-exempt bonds that are collateralized by the properties owned by the
Carpenter  Borrower and the Dallas Borrower, both  of  which  are affiliates of the Managing General Partner of OTEF II. Affiliates of the Managing General Partner receive fees from these partnerships and serve as their general partners, which entitles them to a share of any cash flow and refinancing and liquidation proceeds from these partnerships.

   Compensation and Fees. During the year ended December 31, 1998 total compensation paid to Oxford Realty Financial Group, Inc. ("ORFG") and other Oxford affiliates by OTEF II amounted to approximately $0.6 million with no such compensation accruing in the years 1997 and 1996, as discussed below.

    As discussed above, ORFG provides various management services relating to the Existing Mortgaged Properties and OTEF II's investment therein. It also provides additional services in connection with OTEF II's investment in New Assets, as described below. The fees payable to ORFG for the services it is providing currently (the "Existing Fees") are operating expenses of the Operating Partnerships that are payable prior to the payment of interest on the Existing MRBs.

    ORFG receives an acquisition fee from OTEF II for finding, analyzing and acquiring a New Asset. The acquisition fee, which is payable on the closing of any transaction in which OTEF II acquires a New Asset, is equal to 1.0% of (i) the purchase price paid by OTEF II for the New Asset, or (ii) with respect to a New Asset which is subordinated in payment to senior indebtedness, the sum of (A) the purchase price paid by OTEF II for its subordinated interest and (B) the principal amount of the senior interest, if any; provided, however, that no acquisition fee shall be paid with respect to the principal amount of any such senior interest if OTEF II has not purchased the senior interest and neither the Managing General Partner nor any of its affiliates had any material involvement in the negotiation, structuring or closing of the purchase of the senior interest. In the case of a New Asset which is subordinated in payment to senior indebtedness as of the closing of the transaction in which OTEF II acquires its interest, the maximum acquisition fee payable shall be equal to 2.5% of the purchase price paid by OTEF II for such interest as of the date of closing. ORFG's acquisition fees were earned and paid by the Carpenter Borrower and the Dallas Borrower in 1998 upon closing of the bond refunding transactions. Total acquisition fees paid by OTEF II to ORFG in 1998 were approximately $0.35 million.

    OTEF II also pays ORFG an advisory fee for managing OTEF II's New Assets after their acquisition. The advisory fee, which is payable monthly, is equal to 0.5% of (i) the purchase price paid by OTEF II for a New Asset, or (ii) with respect to a New Asset which is subordinated in payment to senior indebtedness, the sum of (A) the purchase price paid by OTEF II for its subordinated interest and (B) the principal amount of the senior interest; provided, however, that if an affiliate of the Managing General Partner is receiving fees for property management services pursuant to a property management agreement entered into with the owner of an additional mortgaged property ("Additional Mortgaged Property") the advisory fee will be equal to 0.5% of the purchase price paid by OTEF II for the related New Asset. In addition, if the Managing General Partner receives in any year compensation or fees from an unaffiliated person that serves as the property manager for the Additional Mortgaged Property, the amount of the advisory fee payable with respect to the related New Asset shall be reduced by 50% of any such compensation or fees received by the Managing General Partner. The advisory fees associated with the acquisition of the Dallas, Carpenter, Jacaranda and Summerwalk investments commenced in 1998. Total advisory fees paid by OTEF II to ORFG in 1998 were approximately $0.25 million.

     For the year ended December 31, 1998, the Operating Partnerships, including the Carpenter Borrower and the Dallas Borrower, paid ORFG total asset management fees of approximately $0.8 million. In December 31, 1997 and 1996, the original Operating Partnerships paid ORFG total asset management fees of approximately $0.6 million, respectively. The original Operating

Partnerships also paid ORFG, in the aggregate, $0.7 million of fees pursuant to the OTEF Restructuring Plan Administration/Asset Management Fee Agreement, which amount is equal to 0.25% per annum of the principal amount of the bonds collateralized by the properties owned by the original Operating Partnerships ("Existing Mortgaged Properties"). Oxford affiliates may also receive other fees and expense reimbursements from entities other than OTEF II in connection with the acquisition, financing or refinancing, operation, repair, replacement and improvement of Mortgaged Properties.

     Expense Reimbursements. OTEF II and the Operating Partnerships also reimburse ORFG for certain expenses it incurs in providing services with respect to the mortgaged properties and the administration of OTEF II's affairs. Total reimbursements to the General Partners and their affiliates for the years ended December 31, 1998, 1997 and 1996 were approximately $0.7 million, $0.6 million, and $0.4 million, respectively. The Managing General Partner anticipates that the amount of expense reimbursements payable by OTEF II will increase in accordance with the terms of OTEF II's partnership agreement due, in part, to the additional acquisition and financing activities relating to the Liquidity and Growth Plan. The portion of the expense reimbursement relating to salaries is determined based on the actual time the officers and employees devote to OTEF II based upon their respective wage rate.

    Incentive Option Plan. On May 21, 1997, OTEF II adopted an incentive option plan (the "Incentive Option Plan") in order for the Managing General Partner to attract and retain key employees and advisers. The Incentive Option Plan authorizes the granting to the directors, officers and employees of the Managing General Partner and certain affiliates of options to purchase 652,125 OTEF II BACs (on a post-split basis), representing approximately 8.3% of the outstanding OTEF II BACs on a fully diluted basis. Such options are exercisable for 10 years. The Managing General Partner has awarded all of the OTEF II BACs authorized under the terms of the Incentive Option Plan. Of the 652,125 options, 613,000 were fully vested upon issuance and 39,125 are vested equally over 3 years commencing January 1, 1998. The exercise price for all options is $23.88 per BAC, which approximated the fair market value at the date of grant. At December 31, 1998 the market price of $23.50 was less than the exercise price. Since the date of grant, no options have been exercised.

Note 5.  Capital, Profits, Losses, and Cash Distributions

    The following discussion summarizes certain rights of the BAC
Holders and the SQB Holders following the SQB Issuance Date.

Rights to Allocations and Distributions

   Capital Accounts. Following the Status Quo BAC Issuance Date, the BAC Holders who retained their OTEF II BACs initially had the same Capital Accounts as they had prior to the Status Quo BAC Issuance Date. Their Capital Accounts and the Capital Accounts of the other BAC Holders (the "Liquidity Capital Accounts") are increased by Profits relating to the Liquidity Assets and the New Assets ("Liquidity Profits"), but not by any Profits relating to the Status Quo Assets ("Status Quo Profits"), and are reduced by the amount of all distributions made to them by OTEF II (which distributions are made only from cash flow attributable to the Liquidity Assets and the New Assets, the "Liquidity Cash Flow") and Losses relating only to the Liquidity Assets and the New Assets ("Liquidity Losses"), but not by any Losses relating to the Status Quo Assets ("Status Quo Losses").

    SQB Holders also initially had the same Capital Accounts as they had prior to the conversion of their OTEF II BACs into SQBs. Their Capital Accounts (the "Status Quo Capital Accounts") are increased by the Status Quo Profits, but not by any Liquidity Profits, and are reduced by the amount of all distributions made to them by OTEF II (which distributions will be made only from cash flow attributable to the Status Quo Assets, the "Status Quo Cash Flow") and all Status Quo Losses, but not by any Liquidity Losses. OTEF II maintains two Capital Accounts (a Liquidity Capital Account and a Status Quo Capital Account) for BAC Holders who elected to convert only a portion of their OTEF II BACs into SQBs.

    Distributions of Cash Flow.  Liquidity Cash Flow  and  Status
Quo Cash Flow are distributed as described below.

    Liquidity Cash Flow. Liquidity Cash Flow in any year will first be distributed 98% to the BAC Holders and 2% to the General Partners until the BAC Holders as a class (other than the holder(s) of the Affiliated OTEF II BACs) have received, during such year, a noncumulative 11% preferred return on the BAC Holders' Preference Amount (as defined below) and, thereafter, during such year, 90% to the BAC Holders as a class and 10% to the General Partners. The "BAC Holders' Preference Amount" means an amount equal to the total capital contributions of the BAC Holders to OTEF or OTEF II, reduced by any distributions of residual proceeds previously made to them by OTEF, and further reduced by all distributions of Liquidity Residual and Liquidation Proceeds (defined below) made by OTEF II to the BAC Holders.

    Status Quo BAC Cash Flow. All Status Quo Cash Flow in any year will first be distributed 98% to the SQB Holders as a class and 2% to the General Partners until the SQB Holders as a class (other than the holder(s) of the Affiliated SQBs, if any) have received a noncumulative return in such year equal to 11% of the SQB Holders' Preference Amount (defined below) and, thereafter, during such year, 90% to the SQB Holders as a class and 10% to the General Partners. The "SQB Holders' Preference Amount" means an amount equal to the total capital contributions of the SQB Holders to OTEF, reduced by any distributions of residual proceeds previously made to them by OTEF, and further reduced by all distributions of Status Quo Residual and Liquidation Proceeds (defined below) made by OTEF II to the SQB Holders.

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

    Liquidity Residual and Liquidation Proceeds. The Liquidity Residual Proceeds shall be applied to the payment of the expenses allocable to the BACs or reinvested in New Assets at the discretion of the Managing General Partner, and to the extent not so applied or reinvested, shall be available for distribution, in which case such amounts generally shall be applied and distributed in the following amounts and order of priority:

   (a) 100% to the payment of all debts and obligations of OTEF II that are then due and owing related to the Liquidity and New Assets (other than loans from the General Partners and their affiliates) and to any additions to the Liquidity Working Capital Reserve that the Managing General Partner may determine to be necessary;

   (b) 100% to the BAC Holders as a class (other than the holder(s) of the Affiliated OTEF II BACs) until the BAC Holders (other than the holder(s) of the Affiliated OTEF II BACs) receive aggregate distributions from Liquidity Residual Proceeds equal to the BAC Holders' Preference Amount;

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

   (e)  100%  to the General Partners until the General  Partners receive aggregate distributions from Liquidity Residual Proceeds and Status Quo Residual Proceeds equal to the General Partners' Preference Amount (generally, an amount equal to the total capital contributions of the General Partners to OTEF II reduced by all distributions of Liquidity Residual and Liquidation Proceeds and Status Quo Residual and Liquidation Proceeds); and

   (f) the remainder, if any, 98% to the BAC Holders and 2% to the General Partners, except that the 2% return to the General Partners generally is deferred until the BAC
     Holders receive an amount (when combined with all prior distributions of Liquidity Cash Flow and Liquidity Residual Proceeds) equal to an average annual noncompounded return of 10% on the BAC Holders' Preference Amount.

    Liquidity Liquidation Proceeds (which, in general, means all cash receipts of OTEF II arising from the dissolution of OTEF II and liquidation of the Liquidity and New Assets) generally will be distributed in the same order of priority as Liquidity
Residual Proceeds, except the first application of Liquidity Liquidation Proceeds will be to establish certain reserves.

    If Liquidity Residual Proceeds or Liquidity Liquidation Proceeds are insufficient to make any payment set forth in a particular paragraphs (b) through (f) above, then Liquidity Residual Proceeds or Liquidity Liquidation Proceeds available to make the payment will be distributed proportionately among the parties entitled to the payment under such paragraph.

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

   (b) 100% to the SQB Holders as a class (other than the holder(s) of the Affiliated SQBs, if any) until the SQB Holders (other than the holder(s) of the Affiliated SQBs, if any) receive aggregate distributions from Status Quo Residual Proceeds equal to the SQB Holders' Preference Amount;

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

   (f) 98% to the SQB Holders as a class and 2% to the General Partners until the SQB Holders as a class have received an amount (when combined with all prior distributions of cash flow and residual proceeds) equal to an average annual noncompounded return of 11% on the SQB Holders' Preference Amount, except that the amounts otherwise payable to the General Partners hereunder shall be deferred until the SQB Holders as a class have received an amount (when combined with all prior distributions of cash flow and residual proceeds) equal to an average annual noncompounded return of 10% on the SQB Holders' Preference Amount.

    Status Quo Liquidation Proceeds (which, in general, means all cash receipts of OTEF II arising from the dissolution of OTEF II and liquidation of the Status Quo Assets) generally will be distributed in the same order of priority as Status Quo Residual Proceeds, except the first application of Status Quo Liquidation Proceeds will be to establish certain reserves.

    If Status Quo Residual Proceeds or Status Quo Liquidation Proceeds are insufficient to make any payment set forth in a particular paragraphs (b) through (f) above, then Status Quo Residual Proceeds or Status Quo Liquidation Proceeds available to make the payment will be distributed proportionately among the parties entitled to the payment under such paragraph.

    Allocation of Profits and Losses. Liquidity Profits from operations generally will be allocated between the BAC Holders and the General Partners as follows: first, in accordance with distributions of Liquidity Cash Flow, until the cumulative
Liquidity Profits so allocated are equal to the cumulative Liquidity Cash Flow distributions, and thereafter 2% to the General Partners and 98% to the BAC Holders. Liquidity Losses from operations generally will be allocated 2% to the General Partners and 98% to the BAC Holders. Liquidity Profits and Liquidity Losses arising from a Sale or Repayment (including Liquidity Profits which represent the receipt of interest income on a Mortgage Revenue Bond) or liquidation of OTEF II generally will be allocated in a manner so as to cause the Liquidity Capital Account balances of the General Partners and BAC Holders to equal the amounts that would be distributable to them.

   Status Quo Profits from operations generally will be allocated between the SQB Holders and the General Partners as follows: first, in accordance with distributions of Status Quo Cash Flow, until the cumulative Status Quo Profits so allocated are equal to the cumulative Status Quo Cash Flow distributions, and thereafter 2% to the General Partners and 98% to the SQB Holders. Status Quo Losses from operations generally are allocated 2% to the General Partners and 98% to the SQB Holders. Status Quo Profits and Losses arising from a Sale or Repayment of a Status Quo Asset (including Status Quo Profits which represent the receipt of interest income on a Mortgage Revenue Bond) or liquidation of OTEF II generally will be allocated in a manner so as to cause the Status Quo Capital Account balances of the General Partners and SQB Holders to equal the amounts that would be distributable to them.

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

Note 6.  BAC Holder Rights Plan

    OTEF II and the Managing General Partner entered into a BAC Holder Rights Agreement dated May 30, 1995 with Crestar Bank which governs the terms of the BAC Holder Rights Plan. Under the BAC Holder Rights Plan, one Right was issued for each outstanding BAC to BAC Holders of record immediately following the distribution of the BACs to the holders of OTEF BACs. Each Right entitles the holder thereof to buy one OTEF II BAC at an exercise price of $1,000, subject to adjustment, until May 30, 2005, or an earlier redemption by OTEF II.

    In the event OTEF II issues additional BACs, the BAC Holder Rights Plan provides that Rights will be issued to the holders of such OTEF II BACs in accordance with the BAC Holder Rights Agreement. Rights will not be issued with respect to the SQBs and the Rights previously issued with respect to BACs that are converted into SQBs will be canceled.

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

    As part of the settlement of the OTEF II Litigation, the Managing General Partner has agreed to amend the OTEF II partnership agreement to provide that, if the Managing General Partner or an affiliate of the Managing General Partner (other than OTEF II), initiates a tender offer in which the Managing General Partner or its affiliate offers to purchase more than 10% of the BACs then outstanding, and at the time such tender offer is initiated there is not pending any public offer to purchase OTEF II BACs by any person, then the Managing General Partner will not employ the OTEF II BAC Holder Rights Plan so as to prevent the closing of any subsequent competing offer to purchase BACs that may be published and that is outstanding prior to the published termination date of the tender offer by the Managing General Partner or an affiliate (regardless of any earlier termination of the offer by the Managing General Partner or an affiliate).

Note 7.  Investments in Tax-Exempt and Taxable Securities

    As shown in the tables below, at December 31, 1998, OTEF II owned beneficial interests, whether direct or indirect, in the following financial assets: (i) $276.5 million of tax-exempt bonds, and $11.8 million of taxable loans. The $276.5 million of tax-exempt bonds includes the following: (i) $154.6 million of Original Refunding Bonds, (ii) $62.6 million of Securities Held in Trust, (iii) $30.7 million of Existing MRBs, (iv) $24.4 million of recently acquired senior refunding bonds, and (v) $4.2 million of recently acquired subordinated bonds. These financial assets are collateralized by mortgage loans on the properties to which this debt relates. The safekeeping and administration of these financial assets is performed by various trustees under the terms of the Trust Indentures.

    Other Sources. In connection with the closing of each Original Refunding Bond, the applicable Operating Partnerships entered into certain pooling agreements which may provide under certain circumstances additional sources of funds to enable them to pay their respective debt service on the Series A Bonds and the Series B Bonds and related fees and expenses. As of December 31, 1998, the aggregate amount of net excess cash flow held in the Operating Partnership escrows was approximately $2.2 million, including deposits from the December 1998 cash flow.

  During 1998, Oxford Development Corporation ("Oxford") advanced to certain of the original Operating Partnerships all remaining treasury strip proceeds in the amount of approximately $1.34 million. Of this amount, approximately $0.10 million was advanced to the Allview operating partnership and $0.45 million to the Colonel operating partnership. An additional $0.28 million was advanced to various operating partnerships to help defray their respective bond refunding costs that were previously incurred. The final $0.51 million was advanced to the San Bruno operating partnership to enable it to pay a portion of the deferred bond interest owed to OTEF II, which OTEF II reported as income in 1998.

   Prior to 1998, certain of the original Operating Partnerships made additional interest payments on their Existing MRBs and funded certain costs associated with the bond refundings from two additional sources: advances made by Oxford pursuant to its operating deficit guarantees, and obligations of Oxford and the Operating Partnerships under the Yield Maintenance Reserve ("YMR") Agreement. All YMR obligations were satisfied in full on March 4, 1997.

   Existing MRBs.  As of December 31, 1998, OTEF II held Existing
MRBs  for  two  of  the  original  Operating  Partnerships.   The
Managing General Partner is continuing its efforts to cause the refunding of these Existing MRBs.

   The table below sets forth the cumulative Unpaid Base Interest and Interest on Unpaid Base Interest as of December 31, 1998 for
Existing MRBs:

-----------------------------------------------------------------------------
                                                       (In thousands)
                                          -----------------------------------
                                           Interest on       Unpaid
                                              Unpaid          Base
Property Name/Partnership Name             Base Interest   Interest   Total
-----------------------------------------------------------------------------
San Bruno (San Bruno) (2 Existing MRB's)     $  208         $  448    $  656
The Harbour (Apollo)                          1,622          2,948     4,570
-----------------------------------------------------------------------------
                     Total                   $1,830         $3,396    $5,226
=============================================================================

    The above unpaid interest has not been accrued or recorded as income.

    Original Refunding Bonds (Series A Bonds). The term of each Original Refunding Bond and, accordingly, each Mortgage Loan is 30 years following the date of refunding. The Series A Bonds require interest only payments during the first three years and, thereafter, are subject to annual sinking fund redemptions that will result in full amortization of the Series A Bonds during the 27-year remaining term. This annual sinking fund redemption begins April 15, 2000 for all twelve Series A Bonds. The Managing General Partner is considering whether the elimination of this annual sinking fund redemption would facilitate financing transactions involving these assets or would otherwise be advantageous to OTEF II.

    Series A Bond Interest and Principal. The Series A Bonds require pre-determined annual sinking fund redemptions based on a 27-year amortization schedule beginning in the fourth year, calculated with an assumed rate of interest of 5.6% per year. In the annual reset mode, Series A Bond interest was set initially at closing of the refundings and is reset annually thereafter at a market rate based upon a percentage of the then prevailing one-year U.S. Treasury Bill rate, with a maximum rate of 5.6% per annum. The initial interest rate on the Series A Bonds that have been issued to date was 4.9%. The interest rate on seven of the Series A Bonds retained by OTEF II was reset on November 1, 1998 to 3.75%; the interest rate on three Series A Bonds retained by OTEF II was reset on December 1, 1998 to 4.01%. On January 1, 1999, the interest rate on one Series A Bond retained by OTEF II was reset to 4.03%, and the interest rate on another Series A Bond was reset on March 1, 1999 to 4.32%. The interest rate on the Series A Bonds involved in the financing transactions described above was converted from annual reset to a weekly floating rate based on a spread over the BMA index. This rate averaged 4.63% from the date of closing through December 31, 1997 and 4.33% for the twelve months of 1998. Upon a remarketing, the Series A Bonds may be converted to a different interest rate mode (fixed or floating) and the interest rates may be modified at that time to reflect the prevailing market interest rates for whatever rate mode and remaining term is then applicable.

    Original Refunding Bonds (Series B Bonds).  The term of  each
Series B Bond and, accordingly, each Mortgage Loan is 30 years following the date of refunding.

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


The Combined Rates on the Original Refunding Bonds over the next 10 years are as follows:

----------------------------------------------------------------------------------
                    1999  2000  2001  2002  2003  2004   2005   2006   2007   2008
----------------------------------------------------------------------------------

Akron              9.04% 8.38% 8.73% 9.07% 9.43% 9.82% 10.22% 10.65% 11.11% 11.60%
Allview <F1>       7.77% 7.24% 7.54% 7.82% 8.12% 8.44%  8.77%  9.12%  9.50%  9.89%
Colonel            4.61% 4.23% 4.90% 5.08% 5.26% 5.46%  5.66%  5.87%  6.09%  6.32%
Fox Valley <F1>    7.50% 6.95% 7.23% 7.51% 7.79% 8.10%  8.42%  8.75%  9.11%  9.49%
Middletown         7.67% 7.13% 7.42% 7.70% 8.00% 8.31%  8.64%  8.99%  9.36%  9.75%
Ocala              8.94% 8.35% 8.70% 9.04% 9.39% 9.77% 10.17% 10.60% 11.05% 11.53%
Schaumburg <F1>    6.38% 5.84% 6.09% 6.32% 6.56% 6.81%  7.08%  7.36%  7.65%  7.97%
Southridge         5.53% 5.11% 5.32% 5.52% 5.72% 5.93%  6.16%  6.39%  6.64%  6.89%
Tidewater <F1>     7.57% 6.98% 7.27% 7.56% 7.85% 8.16%  8.49%  8.84%  9.21%  9.60%
Travis             5.63% 5.14% 5.36% 5.56% 5.76% 5.98%  6.21%  6.45%  6.70%  6.96%
Westridge <F1>     6.46% 5.97% 6.22% 6.45% 6.69% 6.95%  7.22%  7.50%  7.80%  8.12%
Williamsburg <F1>  8.05% 7.47% 7.78% 8.09% 8.40% 8.74%  9.09%  9.47%  9.86% 10.29%
----------------------------------------------------------------------------------

<F1>   Note  that even though the Series A Bonds bears interest at a spread over the weekly BMA floating rate index, as previously described under "Financing Transaction", the rate associated with the related Series B Bonds must fluctuate to maintain the "Combined Rate" stated above. Consequently, the financing transaction has no effect on the combined rate of these select bonds.

    The Combined Rates decrease in the fourth year following the date of refunding due to the principal payments commencing under the Original Refunding Bonds and, thereafter, the Combined Rates increase every year through the remaining term of the Original Refunding Bonds.

    The table below sets forth the cumulative taxable investments and loans as of December 31, 1998:

=============================================================================
Schedule of Taxable Investments and Loans (in thousands except interest rate)
=============================================================================
                    Principal at          Annualized          Monthly
Property         December 31, 1998       Interest Rate      Interest <F1>
-----------------------------------------------------------------------------
Dallas              $   680                  9.30%             $  5
Carpenter               915                  9.30%                7
Jacaranda             3,174                 12.00%               32
Summerwalk            7,070                 12.00%               71
-----------------------------------------------------------------------------
Total               $11,839                   N/A              $115
-----------------------------------------------------------------------------

<F1>   Monthly interest is accrued at the stated interest rate. Payments are received according to cash availability.



      Guarantees. In connection with the Summerwalk investment, OTEF II, along with the operating partnership that owns this property, executed a guaranty agreement relating to payment of issuer and trustee fees and expenses (including expenses of their respective counsel), as well as an indemnity agreement relating to environmental matters pertaining to the property. OTEF II obtained Phase I environmental site assessment reports for the Summerwalk and Jacaranda investments which, subject to the limitations stated therein, conclude generally that no adverse environmental conditions requiring remediation exist at either site. Accordingly, the Managing General Partner believes that OTEF II does not have material financial exposure under these agreements. OTEF II may execute similar agreements in connection with new investments made after the date of this report.

Notes to Financial Statements


   Information on the Bonds as of December 31, 1998 and 1997 (in thousands) and the related properties is as follows:
                                                  Carrying Value at 12/31/98         1998       1997     Total  Monthly Interest
                                         Combined --------------------------      Unrealized Unrealized Carrying----------------
                              Maturity     Face     Other     A        B            Gain or    Gain or  Value @ Other  A     B
Bond Investment                 Date      Amount     Bond    Bond     Bond    Total  (Loss)     (Loss)  12/31/97 Bond Bond  Bond
--------------------------------------------------------------------------------------------------------------------------------
REFUNDED BONDS:

Chesapeake Landing,        November 2026  $ 25,450 $     0 $ 13,102 $ 12,264 $ 25,366 $11,253 $ 9,407 $ 23,520 $  0 $ 41 $  118
Fox Valley-Oxford L.P.<F1>

Hunt Club,                 December 2026    20,270       0    8,732    6,814   15,546   2,791   1,801   14,557    0   29     66
Travis One-Oxford L.P.

Savannah Trace,            November 2026    23,400       0   11,232    9,229   20,461   5,755   4,264   18,970    0   35     89
Schaumburg-Oxford L.P.<F1>

Windrift at Seaview Ridge, December 2026    29,430       0   11,258   10,126   21,384   2,948   1,582   20,018    0   37     98
Southridge-Oxford L.P.

Chambrel at Pinecastle,    November 2026     9,500       0    5,458    4,042    9,500   4,043   4,859   10,316    0   17     54
Ocala-Oxford L.P.

Chambrel at Montrose,      December 2026    12,800       0    7,354    5,446   12,800   4,325   5,492   13,967    0   25     72
Akron One Retirement-
  Oxford L.P.

Chambrel at Club Hill,     March 2027       25,430       0    8,673    7,739   16,412   1,491     523   15,444    0   31     67
Colonel I-Oxford L.P.

Northwoods,                January 2027     21,700       0   11,126   10,574   21,700  12,129  10,775   20,346    0   37    101
Middletown-Oxford L.P

Reflections,              November 2026     25,644       0   13,998   11,646   25,644  12,553  11,335   24,426    0   44    118
Tidewater-Oxford L.P.<F1>

Island Club,              November 2026     11,300       0    5,744    5,556   11,300   6,675   6,030   10,655    0   18     55
Allview-Oxford L.P.<F1>

Windsor Park,             November 2026     14,000       0    6,333    5,743   12,076   6,428   5,552   11,200    0   20     56
Westridge-Oxford L.P.<F1>



Notes to Financial Statements

Note 7.   Investments in Bonds (continued)

   Information on the Bonds as of December 31, 1998 and 1997 (in thousands) and the related properties is as follows:
                                                  Carrying Value at 12/31/98         1998       1997     Total  Monthly Interest
                                         Combined --------------------------      Unrealized Unrealized Carrying----------------
                              Maturity     Face      Other    A        B            Gain or    Gain or  value @ Other  A     B
Bond Investment                 Date      Amount     Bond    Bond     Bond    Total  (Loss)     (Loss)  12/31/97 Bond Bond  Bond
--------------------------------------------------------------------------------------------------------------------------------
Chambrel at Williamsburg, November 2026   $ 25,000 $     0 $ 13,708 $ 11,292 $ 25,000 $ 9,563 $ 9,377 $ 24,814 $  0 $ 43 $  125
Williamsburg-Oxford L.P.<F1>

Springhouse,              April 2018        10,300  10,296        0        0   10,296       0       0   10,296   62    0      0
Dallas-Oxford L.P.<F3>

Steeplechase,             September 2018    14,200  14,070        0        0   14,070       0       0   14,070   86    0      0
Carpenter-Oxford L.P.<F3>

UNREFUNDED BONDS:

San Bruno,                November 2009     25,000  24,658        0        0   24,658  14,267   7,971   18,362  172    0      0
San Bruno-Oxford L.P.<F2> December 2009      1,060   1,045        0        0    1,045     604     338      779    7    0      0

The Harbour,              November 2009      8,710   5,006        0        0    5,006      42    (725)   4,239   60    0      0
Apollo-Oxford Associates L.P.<F2>

Harbor Town Jacaranda,    April 2006         4,200   4,200        0        0    4,200       0       0        0   22    0      0
Jacaranda-Oxford L.P.<F4>
                                          --------------------------------------------------------------------------------------
                                    Total $307,394 $59,275 $116,718 $100,472 $276,465 $94,867 $78,581 $255,979 $409 $377 $1,019
                                          ======================================================================================

<F1> Financing  Transaction.  On  August  22,  1997  OTEF II securitized approximately $38.8 million of Series  A  Bonds collateralized by four properties and on February 14, 1998 and May 21, 1998 OTEF II securitized an additional $23.8
     million of Series A Bonds collaterizing by the underlying properties Fox Valley and Schaumburg.   OTEF II  retained
     all of its interest in the corresponding Series B Bonds.  In addition,  OTEF  II  applied approximately $15 million
     of the proceeds  to  the  purchase  of  a subordinated interest in the  securitized transactions.   OTEF II    also
     retained certain rights to reacquire the securitized assets. In connection with this transaction, OTEF II converted
     the interest rate mode on these six  Series  A Bonds from an annual  reset  to  weekly  floaters.   For   financial
     statement purposes, these transactions are accounted for as a  financing  transaction  and, accordingly, the amount
     of the Series A Bonds financed of $62.6  million  is  reflected  as  Securities  Held  in  Trust,  the   net   cash
     proceeds are classified  as  Cash  and  Cash Equivalents and the difference  between  the  principal  amount of the
     Series A Bonds financed and the principal amount  of the subordinated interest acquired by OTEF  is  classified  as financing debt.  The financing debt bears interest at the Banking Marketing Association weekly  floating  bond rate
     ("BMA") plus approximately 80 to 85 basis points which averaged  4.41%  from  the date of closing through  December
     31, 1998. For federal income tax purposes, these transactions are treated as a sale by OTEF  II  of the  Series   A
     Bonds and a purchase of the subordinated interests, which resulted in  capital  losses in 1998 and 1997,  of   $3.6
     million  and  $3.8 million, respectively.                                                                                 -
<F2> The  Managing General Partner is continuing its efforts to  refund  these bonds.
<F3> The Dallas and Carpenter bonds acquired in December of 1997 were refinanced in 1998, canceling approximately $3.4
     million in combined face amount.  The Carpenter Refunding Bonds and the Dallas Refunding Bonds  each   bear   fixed
     interest at the annual rate of 7.25% for an initial term through October 1, 2005 and July 1, 2005, respectively, at which time the bonds must be remarketed.
<F4> On April 30, 1998, OTEF II purchased an unrelated third party $4.2 million tax exempt bond in connection with the
     Jacaranda transaction discussed above.  This bond currently bears an annual fixed  rate  of  6.25%,  however,   the
     Managing General Partner anticipates that it will be able to increase the interest rate during  1999 in  connection with a refinancing or refunding.

Notes to Financial Statements


   Information on the Bonds as of December 31, 1998 and 1997 (in thousands) and the related properties is summarized as follows:

Schedule of Tax-Exempt Securities Summary
-----------------------------------------
                                                  Carry Value at 12/31/98                                Total
                                         Combined --------------------------         1998       1997    Carrying
                                           Face      Other    A        B          Unrealized Unrealized Value @
Bond Investment                           Amount     Bond    Bond     Bond    Total  Gain       Gain    12/31/97
----------------------------------------------------------------------------------------------------------------
Investments in tax-exempt securities      $307,394 $59,275 $ 54,153 $100,472 $213,900 $67,711 $61,223 $217,159
Investments in tax-exempt securities
  held in trust                                  0       0   62,565        0   62,565  27,156  17,628   38,820
                                          ----------------------------------------------------------------------
                            Total Bonds   $307,394 $59,275 $116,718 $100,472 $276,465 $94,867 $78,851 $255,979
                                          ======================================================================


Note 8. Quarterly Results and Market Information (in thousands, except per BACs and Market Prices) (Unaudited)

                                     For the Three Months Ended in 1998
                                ---------------------------------------------
                                March 31   June 30  September 30  December 31
                                ---------------------------------------------
Revenues
 Interest on Investment in
   tax-exempt securities         $4,727    $4,335        $4,593      $ 5,312
 Interest on Investments in
   tax-exempt sercurities held
   in trust                         474       669           665          651
 Interest on taxable and loans       20       153           318          346
 Other tax-exempt income            121       162           157          448
-----------------------------------------------------------------------------
   Total Revenues                 5,342     5,319         5,733        6,757
-----------------------------------------------------------------------------
Expenses
 Governance and
   administrative expenses          234       207           214          365
 Litigation and settlement costs      5         2             1            0
 Other liquidity and growth
   expense                          215       170           251          395
 Finance interest expense           331       489           500          489
-----------------------------------------------------------------------------
   Total Expenses                   785       868           966        1,249
-----------------------------------------------------------------------------
Net income                       $4,557    $4,451        $4,767      $ 5,508
-----------------------------------------------------------------------------
Other comprehensive income:
  Unrealized gains on
  investments                    $  135    $1,502        $4,913      $ 9,736
-----------------------------------------------------------------------------
Comprehensive income:            $4,692    $5,953        $9,680      $15,244
=============================================================================
Net income allocated to
  BAC holders                    $4,377    $4,269        $4,576      $ 5,287
=============================================================================
Net income per BAC               $0.609    $0.594        $0.637      $ 0.736
=============================================================================
Weighted average BACs
  outstanding                     7,185     7,185         7,185        7,185
=============================================================================
Net income per BAC -
  assuming dilution <F1>         $0.603    $0.587        $0.631      $ 0.735
=============================================================================
Weighted average BACs
  outstanding - assuming
  dilution <F1>                   7,262     7,271         7,252        7,187
=============================================================================
Distribution per BAC             $0.495    $0.510        $0.510      $ 0.510
=============================================================================
Market Information:
  Opening Price                  $25.31    $26.75        $27.75      $ 25.75
  High                           $27.81    $28.88        $28.31      $ 25.88
  Low                            $25.31    $26.31        $24.00      $ 22.50
  Closing Price                  $26.75    $27.75        $25.75      $ 23.50
=============================================================================

<F1>  As required  by  FASB  128, net income  per  BAC  assuming dilution has been presented as if the stock options awarded on May 21, 1997 had been exercised. The effect would be to increase the number of shares outstanding and effectively decrease earnings. See Notes 1 and 4 for further discussion.



Note 8. Quarterly Results and Market Information (in thousands, except per
        BACs and Market Prices) (Unaudited) (Continued)

                                      For the Three Months Ended in 1997 <F2>
                                  -------------------------------------------
                                  March 31  June 30  September 30 December 31
                                  -------------------------------------------
Revenues
  Interest on Investments in
    tax-exempt securities          $4,605   $4,629      $4,387       $4,113
  Interest on Investments in
    tax-exempt securities held
    in trust                            0        0         202          465
  Other tax-exempt income              91      113         187          338
-----------------------------------------------------------------------------
      Total Revenues                4,696    4,742       4,776        4,916
-----------------------------------------------------------------------------
Expenses
  Governance and
    administrative expenses           312      185         151          274
  Litigation and settlement costs      98      106          37           24
  Other liquidity and growth
    expense                            20      127         435          258
  Finance interest expense              0        0         139          322
-----------------------------------------------------------------------------
      Total Expenses                  430      418         762          878
-----------------------------------------------------------------------------
Net income                         $4,266   $4,324      $4,014       $4,038
=============================================================================
Net income allocated to
  BAC holders                      $4,181   $4,054      $3,801       $3,857
=============================================================================
Net income per BAC                 $0.557   $0.565      $0.529       $0.537
=============================================================================
Weighted average BACs
  outstanding                       7,500    7,185       7,185        7,185
=============================================================================
Net income per BAC -
  assuming dilution <F3>           $0.557   $0.564      $0.526       $0.535
=============================================================================
Weighted average BACs outstanding
  -assuming dilution <F3>           7,500    7,197       7,219        7,219
=============================================================================
Distribution per BAC               $0.476   $0.476      $0.495       $0.495
=============================================================================
Market Information:
  Opening Price <F1>                 N/A      N/A       $20.00       $26.31
  High                               N/A      N/A       $27.63       $26.44
  Low                                N/A      N/A       $21.38       $25.19
  Closing Price                      N/A      N/A       $26.31       $25.31
=============================================================================

<F1>  OTEF II began trading on the American Stock Exchange on July 22, 1997.
<F2>  On April 1, 1997, 314,675 BACs were converted to 12,587 SQB shares in accordance with the class action litigation settlement discussed in Note
     9. Consequently, the number of BACs decreased from 7,499,875 in the first quarter to 7,185,200 in the second quarter.
<F3> As  required  by  FASB  128, net income  per  BAC  assuming dilution has been presented as if the stock options awarded on May 21, 1997 had been exercised. The effect would be to increase the number of shares outstanding and effectively decrease earnings.


Note 9.  Other Events

    As previously reported, OTEF II and certain of its affiliates (collectively, "Defendants") were Defendants in putative class and derivative lawsuits consolidated as In re Oxford Tax Exempt Fund Securities Litigation, No. WMN 95-3643 (D.Md.). These complaints alleged breach of OTEF's partnership agreement, breach of fiduciary duty by the general partners, and breach of Federal and state securities laws, and sought unspecified monetary damages and various forms of equitable relief. The plaintiffs and the Defendants in the consolidated action entered into a Stipulation of Settlement (the "Settlement"), which was filed with the U.S. District Court for the District of Maryland
("Court") on November 18, 1996. At a hearing held on November 21, 1996, the Court entered an order granting preliminary approval of the Settlement and providing certification for settlement purposes only of a class consisting of all OTEF II BAC Holders as of the record date. On January 31, 1997, the Court issued an order granting final approval of the terms of the settlement of the OTEF II litigation. An appeal was filed with the United States Court of Appeals for the Fourth Circuit by an OTEF II BAC Holder who was appearing pro se and on February 24, 1998, the United States Court of Appeals for the Fourth Circuit affirmed the lower court decision by per curiam opinion. In June 1998, OTEF II made the final payment of plaintiff's counsel fees and expenses in the amount of $1.54 million upon the expiration of all appeal periods and dismissal of the state court action.

Note 10.  Subsequent Events

     On  February  12,  1999,  OTEF  II  made  a  quarterly  cash
distribution of approximately $3.8 million or $0.510 per BAC   to
BAC Holders of record and $12.38 to SQB holders of record as of December 31, 1998.

    On February 8, 1999, OTEF II distributed to existing SQB Holders an offering circular describing a voluntary offer to exchange BACs for SQBs on a 25-for-1 basis. The offer expires on May 30, 1999, unless extended. See Notes 2 and 3. If all SQB Holders elected to exchange their SQBs for BACs, OTEF II would issue an additional 173,650 BACs, or approximately 2.4% of the issued and outstanding BACs. This would increase the total number of issued and outstanding BACs to 7,356,850 (without giving effect to outstanding options). Any dilution of the existing BACs, however, would be immaterial because the assets currently segregated for SQB Holders would be released to the benefit of BAC Holders.

The following table sets forth, on a quarterly basis, all distributions declared by OTEF II and OTEF.

                                             Amount Distributed <F1>
--------------------------------------------------------------------------------
                                            BAC       Per      SQB
                     Quarterly  Per BAC    Holders    SQB    Holders   General
Quarter Ended <F1>    Payments    <F5>       <F2>     <F6>     <F6>    Partners
--------------------------------------------------------------------------------
1998
December 31, 1998         53   $ 0.5100 $  3,663,432 $12.38 $ 85,991  $   76,519
September 30, 1998        52   $ 0.5100 $  3,664,452 $12.38 $ 85,991  $   76,540
June 30, 1998             51   $ 0.5100 $  3,664,452 $12.38 $ 85,991  $   76,540
March 31, 1998            50   $ 0.4950 $  3,556,674 $12.38 $ 86,549  $   74,351
                               -------- ------------ ------ --------- ----------
                               $ 2.0250 $ 14,549,010 $49.52 $344,522  $  303,950
--------------------------------------------------------------------------------
1997
December 31, 1997         49   $ 0.4950 $  3,556,674 $12.38 $ 87,811  $   74,378
September 30, 1997        48   $ 0.4950 $  3,556,674 $12.38 $110,566  $   74,842
June 30, 1997             47   $ 0.4760 $  3,420,155 $11.90 $149,785  $   72,856
March 31, 1997            46   $ 0.4760 $  3,569,940 $  N/A $    N/A  $   72,856
                               -------- ------------ ------ --------- ----------
                               $ 1.9420 $ 14,103,443 $36.66 $348,162  $  294,932
--------------------------------------------------------------------------------
1996
December 31, 1996         45   $ 0.4760 $  3,569,940 $ N/A  $    N/A  $   72,856
September 30, 1996        44   $ 0.4760 $  3,569,940 $ N/A  $    N/A  $   72,856
June 30, 1996             43   $ 0.4760 $  3,569,940 $ N/A  $    N/A  $   72,856
March 31, 1996            42   $ 0.4760 $  3,569,940 $ N/A  $    N/A  $   72,856
                               -------- ------------ ------ --------  ----------
                               $ 1.9040 $ 14,279,760 $ N/A  $    N/A  $  291,424
--------------------------------------------------------------------------------
1995
For the 4 quarters ended 38-41 $ 1.9040 $ 14,279,760 $ N/A  $    N/A  $  291,424
--------------------------------------------------------------------------------
1994
For the 4 quarters ended 34-37 $ 1.8000 $ 13,499,776 $ N/A  $    N/A  $  275,504
--------------------------------------------------------------------------------
1993
For the 4 quarters ended 30-33 $ 1.7628 $ 13,220,779 $ N/A  $    N/A  $  269,813
--------------------------------------------------------------------------------
1992
For the 4 quarters ended 26-29 $ 1.7008 $ 12,755,787 $ N/A  $    N/A  $  260,323
--------------------------------------------------------------------------------
1991
For the 4 quarters ended 22-25 $ 1.6512 $ 12,384,000 $ N/A  $    N/A  $  252,736
--------------------------------------------------------------------------------
1990
For the 4 quarters ended 18-21 $ 1.6512 $ 12,384,000 $ N/A  $    N/A  $  252,736
--------------------------------------------------------------------------------
1989
For the 4 quarters ended 14-17 $ 1.6512 $ 12,384,000 $ N/A  $    N/A  $  252,736
--------------------------------------------------------------------------------
1988 <F3>
For the 4 quarters ended 10-13 $ 2.4760 $ 18,570,000 $ N/A  $    N/A  $  378,980
--------------------------------------------------------------------------------
1987
For the 4 quarters ended  6-9  $ 3.4124 $ 25,593,000 $ N/A  $    N/A  $  522,306
--------------------------------------------------------------------------------
1986
For the 4 quarters ended  2-5  $ 3.4000 $ 25,500,000 $ N/A  $    N/A  $  520,408
--------------------------------------------------------------------------------
1985 <F4>
December 31, 1985          1   $ 0.5952 $  3,894,287 $ N/A  $    N/A  $   79,475
--------------------------------------------------------------------------------
Total                          $27.8758 $207,397,602 $86.18 $692,684  $4,246,747
================================================================================

<F1> Distributions  in  all  cases  were  paid  in  the  quarter  immediately following the quarter to which the distribution relates.
<F2> The  aggregate  amount  distributed to BAC Holders  since  inception  is
     $207,397,602, or approximately 69% based on an original investment of $1,000 per BAC.
<F3> Excludes  the $507,450 ($0.068 per BAC) distributed on August  15,  1988 as a return of capital.
<F4> Assumes BAC Holders were admitted on October 10, 1985.
<F5> All periods have been restated to reflect the 25-for-1 stock split effectuated on July 22, 1997.
<F6> On April 1, 1997, in accordance with the class action litigation, OTEF granted the option to BAC Holders to elect SQB status. Of the 12,587 units held as SQBs as of April 1, 1997, 5,484 elected to be redeemed as of August 1, 1997. SQBs were not affected in the 25-for-1 stock split on July 1, 1997. There were 7,093 SQBs outstanding at 12/31/97, and 6,946 SQBs outstanding at 12/31/98.


General Partnership Information


Legal Counsel
Shaw, Pittman, Potts & Trowbridge
Washington, D.C.

Independent Accountants
PricewaterhouseCoopers LLP
Washington, D.C.

Transfer Agent and Registrar
Registrar & Transfer Company
ATTN:  William Tatler, Vice President
Stock Transfer Department
10 Commerce Drive
Cranford, NJ 07016
1-800-368-5948

Managing General Partner
Oxford Tax Exempt Fund II Corporation
7200 Wisconsin Avenue, 11th floor
Bethesda, Maryland  20814

The Annual Report on Form 10-K for the
year ended December 31, 1998, filed with the Securities and Exchange Commission, is available to SQB and OTEF II BAC Holders and may be obtained by writing:

Investor Services
Oxford Tax Exempt Fund II Limited Partnership
7200 Wisconsin Avenue, 11th floor
Bethesda, MD 20814
1-888-321-OTEF

Instructions for Investors who wish to reregister or transfer
OTEF II BACs or SQBs

On   July  22,  1997,  the American Stock Exchange began  trading
OTEF  II  BACs under the ticker symbol, OTF.       Please  follow
the instructions below to expedite the reregistration or transfer of ownership of any OTEF II BACs or SQBs ("SQB") that you may own.

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

  The  Annual Report on Form 10-K for the year ended December 31,
  1998, filed with the Securities and Exchange Commission, is available to SQB and OTEF II BAC Holders and may be obtained by writing:



                        Investor Services
          Oxford Tax Exempt Fund II Limited Partnership
                7200 Wisconsin Avenue, 11th Floor
                    Bethesda, Maryland  20814


             ALSO VISIT OUR WEB PAGE AT WWW.OTEF.COM