Form 10-Q
period 1999-03-31
OXFORD TAX EXEMPT FUND II LTD PARTNERSHIP
filed 1999-05-14
CIK 793977

=================================================================
                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1999

                               OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes /X/   NO / /.

At March 31, 1999, the following classes of beneficial assignee interests of Oxford Tax Exempt Fund II Limited Partnership were outstanding: (i) 7,312,950 beneficial assignee interests ("BACs") with an aggregate market value ($24.06 per share) of $175,949,577, and (ii) 1,756 Status Quo BACs ("SQBs").

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

Item 2.  Management's  Discussion  and  Analysis   of   Financial
         Condition and Results of Operations.

    A discussion of OTEF II's financial condition and results of operations for the three-month period ended March 31, 1999 is incorporated herein by reference to sequentially numbered pages 6 through 13 entitled "Report of Management" included in OTEF II's Quarterly Report (Unaudited).

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

(20) Report furnished to Security Holders.

     Oxford Tax Exempt Fund II Limited Partnership's Quarterly
     Report (Unaudited) dated March 31, 1999, follows on sequentially numbered pages 5 through 27 of this report.

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

Date: 5/14/99     By:  /S/ Richard R. Singleton
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


Date: 5/14/99     By:  /S/ Francis P. Lavin
      -------          ------------------------------------------
                       Francis P. Lavin
                       Director and President


Date: 5/14/99     By:  /S/ Robert B. Downing
      -------          ------------------------------------------
                       Robert B. Downing
                       Director and Executive Vice President

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                        Quarterly Report
                           (Unaudited)

                         March 31, 1999





















     CONTENTS

     Report of Management
     Balance Sheets
     Statements of Income and Comprehensive Income
     Statement of Partners' Capital
     Statements of Cash Flows
     Notes to Financial Statements
     Instructions for Investors who wish to reregister or transfer OTEF II BACs

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

    The following report provides information about the financial condition of Oxford Tax Exempt Fund II Limited Partnership, a Maryland limited partnership ("OTEF II" or the "Partnership"), as of March 31, 1999, and its results of operations and cash flows for the period then ended. This report and analysis should be read together with the financial statements and related notes thereto and the selected financial data appearing elsewhere in this Quarterly Report.

Recent Developments

    Distribution for the Quarter ended March 31, 1999. The Managing General Partner declared, on March 18, 1999 a distribution for the quarter ended March 31, 1999 in the amount of $0.51 per BAC, and $12.38 per Status Quo BAC (SQB) holders. For BAC and SQB holders, this distribution is the same amount as the fourth quarter of 1998.

    Investment Transactions. On April 9, 1999 affiliates of OTEF II acquired all of the partnership interests of Carrollwood Lakeside North Partners, Ltd. ("Lakeside Borrower"), which owns Lakeside North at Carrollwood Apartments, a 168-unit garden apartment community in Tampa, Florida. The property is financed with $6.13 million of tax-exempt bonds, which bear annual interest at 5.95%, and are secured by a first mortgage on the property. While the bonds are currently held by third parties, OTEF II expects to purchase and restructure them in the future.

    At closing, OTEF II agreed to provide a taxable loan to the Lakeside Borrower in the maximum amount of $2 million, with an initial advance of approximately $1.5 million. The initial advance was used to fund a portion of the property's purchase price, and various costs, expenses, capital improvements and reserves. The taxable loan bears interest at 15.48% and is secured by a second mortgage on the property.

   On April 21, 1999, an affiliate of OTEF II ("Naples Borrower") entered into a definitive agreement to acquire River Reach Apartments, a 556-unit apartment community located in Naples, Florida. The property is encumbered by $24 million of floating rate, tax-exempt bonds which are currently held by third parties. OTEF II expects to purchase these bonds in the future. OTEF II will also make a taxable loan to the Naples Borrower in the amount of approximately $12 million, which will be used to fund a portion of the purchase price, as well as various costs, expenses, capital improvements and reserves. This taxable loan will be secured by a subordinated mortgage, and will be repaid from the Naples Borrower's available cash flow on an interest-only basis. The terms of this loan are anticipated to result in substantially all of the property's cash flow, remaining after payment of debt service on the tax-exempt bonds, being paid to OTEF II as interest. The closing, which is subject to satisfaction of certain conditions, is expected to occur near the end of the second quarter of 1999.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

    As previously reported, OTEF II has begun working on bond refunding and refinancing transactions with respect to the Jacaranda and Summerwalk properties. The senior tax-exempt bonds secured by these properties ($11.8 million for Jacaranda and $10 million for Summerwalk) are currently held by third parties. The letters of credit that secure these bonds expire on August 15, 1999 for Jacaranda and December 15, 2000 for Summerwalk. If substitute credit enhancement is not provided by such dates, the senior bonds must be refunded or repaid. Based on its preliminary discussions, the Managing General Partner anticipates consummating refunding or refinancing transactions for these properties where the requirement to maintain letters of credit is eliminated and the bonds are refinanced or, in the case of Summerwalk, possibly acquired by OTEF II as part of a refinancing, although no assurances can be given that these transactions can be consummated in a timely manner. The Managing General Partner is continuing to work on the bond refunding transaction for Jacaranda. It is anticipated that this will close in the near future.

   Status Quo BACs. As of May 4, 1999, 5,425 SQBs, or 78% of the 6,946 SQBs outstanding at December 31, 1998, were converted to 135,625 BACs in accordance with the voluntary offer made by OTEF II to exchange 25 BACs for each SQB. As previously announced, all SQB holders who converted prior to March 29, 1999 will receive a first quarter BAC distribution of $0.51 per BAC and a full quarter's BAC income as BAC holders. The voluntary exchange offer program has been extended to June 15, 1999.

    The current distribution to SQB holders of $12.38 per SQB is approximately 164% of the net income allocable to SQB holders remaining after the March 31, 1999 exchange. Since a substantial number of existing SQBs were exchanged for BACs at March 31, 1999, the remaining SQBs will be burdened by increased shares of administrative costs, which are relatively fixed costs that are not dependent on the number of SQBs outstanding and net income and distributions per SQB could be reduced or eliminated in the future. In order to maintain the current distribution level,
OTEF II may have to use all or a portion of cash reserves allocable to SQBs.

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

Liquidity and Capital Resources

     To  pursue  additional  investment  opportunities,  OTEF  II requires  additional capital from time to time.  In  addition  to
proceeds   from   financings,  OTEF  II  may  generally   acquire

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------
additional investments ("New Assets"): (i) from the proceeds of sales or other dispositions of Original Refunding Bonds (as defined below) and the Existing MRBs (as defined below) and the proceeds from principal payments with respect to the Original Refunding Bonds (except for the portion of such proceeds allocable to SQBs), as well as bonds issued to refund any tax-exempt bonds acquired by OTEF II pursuant to the Liquidity and Growth Plan; (ii) from the proceeds of sales or other dispositions of New Assets and the proceeds from principal payments with respect to New Assets; (iii) from the proceeds of issuances of additional equity securities, including additional BACs or other limited partnership interests in OTEF II; (iv) by issuing additional equity securities in exchange for New Assets; or (v) by borrowing funds from lenders or by issuing evidences of indebtedness.

    Current Position. OTEF II uses its cash receipts primarily for distributions to BAC Holders, SQB Holders and its General Partners, to pay administrative expenses, and to acquire New Assets and pay the costs and expenses relating to such transactions. As of March 31, 1999, OTEF II held approximately $18.3 million in cash and cash equivalents, an increase of $0.3 million, or approximately 2%, from the $18 million in cash and cash equivalents held as of December 31, 1998. This increase in OTEF II's cash and cash equivalents was primarily the result of the increase in the combined interest rates of the Original Refunding Bonds and the resulting increase in interest income. Total liabilities of OTEF II shown on the balance sheet decreased by $0.1 million to approximately $51.9 million as of March 31, 1999 from $52 million at December 31, 1998, primarily due to a decrease in payables.

    Financing Transactions. OTEF II undertakes securitization transactions with respect to its bond portfolio from time to time in order to enhance its overall return on investment and to generate proceeds which facilitate the acquisition of New Assets. OTEF II has securitized approximately $62.6 million of its Series A Bonds by assigning these Series A Bonds to a Merrill Lynch affiliate which, in turn, deposited them into trusts, including two transactions competed during 1998. The trusts, in turn, sold to institutional investors senior, floating rate securities credit enhanced by a Merrill Lynch affiliate. These senior securities  have  first  priority on the  debt  service  payments related to the Series A Bonds. OTEF II acquired all the subordinated interests in these trusts, aggregating approximately $15 million, and received the proceeds, net of transaction costs from the sale of the senior securities. OTEF II has certain rights to repurchase and/or refinance the Series A Bonds and to repurchase the senior securities and, therefore, retains a level of control over the Series A Bonds. These securitization transactions provide low-cost financing for OTEF II's growth. The portion of the net proceeds from these transactions that is not invested in New Assets is temporarily invested in liquid tax-exempt money market securities.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

    In connection with these transactions, OTEF II converted the interest rate mode on the Series A Bonds involved in these transactions from an annual reset to weekly floaters. On August 22, 1997, and September 21, 1998, OTEF II purchased three-year interest rate caps on a notional amount of approximately $27 million and $30 million, respectively, to minimize the effects of interest rate volatility. Under these arrangements, if the average short-term, tax-exempt interest rates during the term of the cap increase above a specified level (6% and 4.5%, respectively), the counter-party to the interest rate cap transaction is required to pay directly to OTEF II the amount by which such rates exceed the specified level. Through March 31, 1999 no payments were required to be made by the counter-party pursuant to these interest cap agreements.

    For  financial  statement purposes,  these  transactions  are accounted for as financing transactions. The amount of the Series A Bonds financed, approximately $62.6 million, is reflected as Securities held in Trust, the net cash proceeds not reinvested are classified as Cash and Cash Equivalents and the difference between the principal amount of the Series A Bonds financed and the principal amount of the subordinated interests acquired by OTEF II is classified as financing debt on OTEF II's balance sheet. The aggregate financing debt at March 31, 1999 was approximately $47.6 million, compared to $36.8 million as of March 31, 1998. OTEF II's financing debt represents approximately 15.2% of OTEF II's total assets (or 22.2% of OTEF II's total assets if the entities in which OTEF II has made a subordinated debt investment were consolidated). Due to the credit enhancement provided by a Merrill Lynch affiliate in connection with the securitization transactions, and favorable underwriting characteristics (generally, low loan-to-value and high debt coverage), this financing debt bears interest at the BMA weekly floating bond index plus approximately 80 to 85 basis points (including credit enhancement, trustee and related fees). This rate averaged 4.63% from the date of closing through December 31, 1997 and 4.33% for the twelve months of 1998 and 3.77% for the three months ended March 31, 1999. The credit enhancement associated with approximately $27.2 million of this financing debt must be renewed or refinanced by August 21, 1999. The remaining $20.4 million of financial debt must be renewed or refinanced by February 19, 2000 (approximately $9.6 million) and April 15, 2000 (approximately $10.8 million). While OTEF II is not an obligor and, therefore, is not liable for repayment of this financing debt, the Series A Bonds (in which OTEF II owns approximately $15 million of subordinated interests through the trusts) are in effect collateral for this financing debt. Based on its preliminary discussions with financing sources, the Managing General Partner believes that OTEF II will be able to extend the credit enhancement or refinance this financing debt, although no assurances can be given.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

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

    Original Refunding Bonds. OTEF II has acquired refunding bonds ("Original Refunding Bonds") for twelve of the fifteen Existing MRBs, representing approximately 88% of the face amount of the original bond portfolio. The Original Refunding Bonds currently held by OTEF II consist of senior bonds ("Series A Bonds") and subordinated bonds ("Series B Bonds"). This senior/subordinated structure has allowed OTEF II to undertake several financing transactions involving the Series A Bonds allocable to BAC Holders ("Liquidity Assets"). OTEF II retained the related Series B Bonds for the benefit of the BAC Holders, and retained the portion of both the Series A Bonds and the Series B Bonds that are designated as Status Quo Assets and held for the benefit of SQB Holders.

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

    Series A Bond Interest and Principal. The Series A Bonds require pre-determined annual sinking fund redemptions based on a 27-year amortization schedule beginning in the fourth year, calculated with an assumed rate of interest of 5.6% per year. In the annual reset mode, Series A Bond interest was set initially at closing of the refundings and is reset annually thereafter at a market rate based upon a percentage of the then prevailing one-year U.S. Treasury Bill rate, with a maximum rate of 5.6% per annum. The initial interest rate on the Series A Bonds that have been issued to date was 4.9%. The interest rate on seven of the Series A Bonds retained by OTEF II was reset on November 1, 1998 to 3.75%; the interest rate on three Series A Bonds retained by OTEF II was reset on December 1, 1998 to 4.01%. On January 1, 1999, the interest rate on one Series A Bond retained by OTEF II was reset to 4.03%, and the interest rate on another Series A Bond was reset on March 1, 1999 to 4.32%. The interest rate on the Series A Bonds involved in the financing transactions described above was converted from annual reset to a weekly floating rate based on a spread over the BMA index. The weighted averaged rate was 4.63% from the date of closing through December

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------
31, 1997, 4.33% for the twelve months of 1998 and 3.77% for the three months ended March 31, 1999. Upon a remarketing, the Series A Bonds may be converted to a different interest rate mode (fixed or floating) and the interest rates may be modified at that time to reflect the prevailing market interest rates for whatever rate mode and remaining term is then applicable.

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

    Combined Rate. The Combined Rate represents that portion of each Property's projected Cash Flow Before Debt Service ("CFBDS") for each year (projected at the time of the refunding of each Existing MRB) that may be applied to interest on the combined Series A Bonds and Series B Bonds. See Note 7 to Financial Statements included in OTEF II's 1998 Form 10-K for a schedule of the Combined Rates of the Original Refunding Bonds over the next 10 years.

   Other Sources. In connection with the closing of the Original Refunding Bonds, the applicable Operating Partnerships entered into certain pooling agreements which may provide under certain circumstances additional sources of funds to enable them to pay their respective debt service on the Series A Bonds and the Series B Bonds and related fees and expenses. As of March 31, 1999, the aggregate amount of net excess cash flow held in the Operating Partnership escrows was approximately $2.9 million, including deposits from March's cash flow compared to $2.2 million at the end of 1998.

Existing MRBs

    As of March 31, 1999, OTEF II held Existing MRBs for two of the Operating Partnerships. Although the Managing General Partner is continuing its efforts to refund these Existing MRBs, as well as exploring other alternatives, no assurances can be given that these bonds can or will be refunded. As of March 31, 1999, the two Operating Partnerships had cumulative unpaid Base Interest and interest on interest at 8.25% per annum, compounded monthly, of approximately $5.3 million with respect to these Existing MRBs. The unpaid Base Interest is not accrued in the financial statements of OTEF II.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

Results of Operations

    OTEF II Distributions. Distributions to Partners will amount to approximately $3.8 million, or $0.51 per Liquidity BAC and $12.38 per SQB holders of record as of March 31, 1999.

    OTEF II's Three-Month Operations. For financial statement purposes, Net Income allocated to BAC holders and Net Income per BAC was $4.7 million and $0.644, respectively, for the three-month period ended March 31, 1999, as compared to $4.4 million and $0.609, respectively, for the three-month period ended March 31, 1998, representing an increase of approximately 5.7% over the prior comparative period. OTEF II's total revenues and expenses for the first quarter increased by approximately 9.8% and 32.7%, respectively, over the prior comparative period. The increase in net income is the result of additional interest on New Assets and taxable loans exceeding the costs associated with the implementation of the Liquidity & Growth Plan that were not incurred in the prior comparative period. Due to OTEF II's voluntary exchange program, there were 7,312,950 BACs outstanding in the first quarter of 1999 compared to 7,185,200 in the first quarter of 1998.

Year 2000 Compliance

    In accordance with the SEC's interpretive release "Statement of the Commission Regarding Disclosure of Year 2000 Issues and Consequences by Public Companies..," the Managing General Partner of OTEF II has upgraded and tested the principal systems on which OTEF II relies and believes that they are Year 2000 compliant as of this date. The Managing General Partner is currently contacting third parties with whom OTEF II does business to evaluate their exposure to year 2000 issues. In addition, the Managing General Partner is in the process of contacting it's vendors to determine their compliance and is developing contingency plans. The Managing General Partner believes that such analysis will be completed in 1999.

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

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING SUBSEQUENT TO THE FILING OF THE FORM 10-K WITH THE SEC OR OTHERWISE TO REVISE OR UPDATE ANY ORAL OR WRITTEN FORWARD-LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF OTEF II.

Oxford Tax Exempt Fund II Limited Partnership
---------------------------------------------------------------------------
Balance Sheets (in thousands, except per BAC and SQB amounts)
(Unaudited)
---------------------------------------------------------------------------
                                                     March 31,
                                                       1999    December 31,
                                                   (Unaudited)    1998
---------------------------------------------------------------------------
Assets
  Investments in tax-exempt securities                $216,674   $213,900
  Investments in tax-exempt securities held in trust    62,565     62,565
  Taxable investments and loans                         11,970     11,840
  Cash and cash equivalents                             18,285     18,011
  Bond and other interest receivables                    1,607      1,579
  Other assets                                           1,675      1,191
---------------------------------------------------------------------------
        Total Assets                                  $312,776   $309,086
===========================================================================

Liabilities and Partners' Capital
  Liabilities
    Financing debt                                    $ 47,614   $ 47,614
    Distributions payable                                3,829      3,826
    Accounts payable and accrued expenses                  494        573
---------------------------------------------------------------------------
        Total Liabilities                               51,937     52,013
---------------------------------------------------------------------------

Partners' Capital
  General Partners' Interests                           (2,255)    (2,275)
  Limited Partners' Interests:
    Beneficial Assignee Interests (7,499,875
      interests issued and 7,312,950 and 7,183,200
      interests outstanding as of March 31, 1999
      and December 31, 1998, respectively)             164,488    160,632
    SQB Interests (12,587 interests issued and 1,756
      and 6,946 interests outstanding as of March 31,
      1999 and December 31, 1998, respectively)            965      3,849
  Accumulated other comprehensive income                97,641     94,867
---------------------------------------------------------------------------
        Total Partners' Capital                        260,839    257,073
---------------------------------------------------------------------------
        Total Liabilities and Partners' Capital       $312,776   $309,086
===========================================================================

The accompanying notes are an integral part of these financial statements.


Oxford Tax Exempt Fund II Limited Partnership
---------------------------------------------------------------------------
Statements of Income and Comprehensive Income (in thousands, except per BAC amounts)(Unaudited)
---------------------------------------------------------------------------
                                                       Three months ended
                                                            March 31,
                                                       --------------------
                                                         1999        1998
---------------------------------------------------------------------------
Revenues
  Interest on investments in tax-exempt securities     $4,873      $4,727
  Interest on investments in tax-exempt securities
    held in trust                                         589         474
  Interest on taxable investments & loans                 266          21
  Other, tax-exempt income                                135         120
---------------------------------------------------------------------------
    Total Revenues                                      5,863       5,342
---------------------------------------------------------------------------
Expenses
  Governance and administrative expenses                  304         234
  Litigation and settlement costs                           0           5
  Other liquidity and growth expenses                     295         215
  Finance interest expense                                443         331
---------------------------------------------------------------------------
    Total Expenses                                      1,042         785
---------------------------------------------------------------------------
Net income                                             $4,821      $4,557
===========================================================================
Other comprehensive income:
 Unrealized gains on investments                       $2,774      $  135
===========================================================================
Comprehensive income                                   $7,595      $4,692
===========================================================================
Net income allocated to BAC holders                    $4,711      $4,377
===========================================================================
Net income per BAC                                     $0.644      $0.609
===========================================================================
Weighted Average BACs outstanding                       7,313       7,185
===========================================================================
Net income per BAC - assuming dilution <F1>            $0.644      $0.603
===========================================================================
Weighted Average BACs outstanding -
   assuming dilution <F1>                               7,318       7,262
===========================================================================
Distribution per BAC <F1>                              $0.510      $0.495
===========================================================================

<F1> Reflects the dilutive effect of unexercised stock options.

The accompanying notes are an integral part of these financial statements.


Oxford Tax Exempt Fund II Limited Partnership
----------------------------------------------------------------------------
Statement of Partners' Capital (in thousands, except per BAC and SQB amounts) (Unaudited)
----------------------------------------------------------------------------
                                     Partner's Limited
                                         Interests
                                    -------------------  Accumulated
                                     Beneficial Status      Other
                           General   Assignee   Quo BAC  Comprehensive
                           Partners  Interests  Interests    Income   Total
----------------------------------------------------------------------------
Balance, December 31, 1998 $(2,275)  $160,632   $3,849    $94,867  $257,073
============================================================================

Comprehensive Income:

Net Income, including
 $0.644 per Liquidity BAC
  and $7.57 per SQB             97      4,711       13          0     4,821

Unrealized gains on
 investments                     0          0        0      2,774     2,774
                           -------------------------------------------------
Total comprehensive income      97      4,711       13      2,774     7,595


Allocation of SQB Capital        0      2,875   (2,875)         0         0

Distributions payable to
 Partners including $0.51
  per Liquidity BAC and
   $12.38 per SQB              (77)    (3,730)     (22)         0    (3,829)

============================================================================
Balance, March 31, 1999
 (Unaudited)               $(2,255)  $164,488   $  965    $97,641  $260,839
============================================================================

The accompanying notes are an integral part of these financial statements.


Oxford Tax Exempt Fund II Limited Partnership
---------------------------------------------------------------------------
Statements of Cash Flows  (in thousands)
(Unaudited)
===========================================================================
                                                      Three months ended
                                                           March 31,
                                                 --------------------------
                                                        1999       1998
---------------------------------------------------------------------------
Operating Activities
  Net income                                         $ 4,821    $ 4,557
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Changes in assets and liabilities:
  Interest receivable and other                          (28)       (91)
  Accounts payable and accrued expenses                  (79)        62
---------------------------------------------------------------------------
Net cash provided by operating activities              4,714      4,528
---------------------------------------------------------------------------
Investing Activities
  Increase in other assets, net <F1>                    (484)    (1,416)
  Investment in new assets                              (130)         0
  Redemption of SQB interests                              0        (55)
---------------------------------------------------------------------------
Net cash (used) in investing activities                 (614)    (1,471)
---------------------------------------------------------------------------
Financing activities
  Net proceeds from debt refinancing                       0      9,585
  Distributions paid                                  (3,826)    (3,719)
---------------------------------------------------------------------------
Net cash (used) provided by financing activities      (3,826)     5,866
---------------------------------------------------------------------------
Net increase in cash and cash equivalents                274      8,923
Cash and cash equivalents, beginning of period        18,011     11,694
---------------------------------------------------------------------------
Cash and cash equivalents, end of period             $18,285    $20,617
===========================================================================

<F1>   Other   assets   represent   primarily  deferred  costs  incurred in
       connection financing transactions, none of which are recurring operating activities. Such deferred costs are net of amortization expense which is included in other Liquidity & Growth expenses as as presented in the Statements of Income and Comprehensive Income.

The accompanying notes are an integral part of these financial statements.


-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------
Note 1.  Financial Statements

   The financial statements reflect all adjustments which, in the opinion of the Managing General Partner of Oxford Tax Exempt Fund II Limited Partnership ("Oxford Tax Exempt Fund II," "OTEF II" or the "Partnership"), are necessary to present fairly OTEF II's financial position as of March 31, 1999 and December 31, 1998, the Statements of Income and Comprehensive Income for
the  three-month  periods ended March  31,  1999  and  1998,  the
Statement of Partners' Capital as of March 31, 1999, and the Statements of Cash Flows for the three-month periods ended March 31, 1999 and 1998, and the notes thereto, in accordance with generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements and notes included in the Partnership's Annual Report for the year ended December 31, 1998.

Note 2.  General Business

    The Partnership was formed under the laws of the State of Maryland, commenced operations on March 1, 1995, in connection with a plan (the "1995 OTEF Restructuring Plan") to restructure Oxford Tax Exempt Fund Limited Partnership, a Maryland limited partnership ("OTEF," "Predecessor," or "OTEF II's predecessor"). Oxford Tax Exempt Fund II Corporation, a Maryland corporation, is the Managing General Partner of OTEF II (the "Managing General Partner"). OTEF II Associates Limited Partnership, a Maryland limited partnership, is the associate general partner of OTEF II (together with the Managing General Partner, the "General Partners").

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

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

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

    Income Taxes. No provision has been made for federal, state, or local income taxes in the financial statements of OTEF II since the Partners of OTEF II, formerly OTEF, BAC Holders (collectively, "OTEF II BAC Holders") are required to report on their individual tax returns their allocable share of taxable income, gains, losses, deductions, and credits of OTEF II.

   Comprehensive Income. Comprehensive income includes both "Net Income" and "Other Comprehensive Income". OTEF's only source of "other comprehensive income" is related to the change in the valuation of its tax-exempt investments to market which results in unrealized gains or losses previously charged to an equity account under SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities". SFAS 130 does not require presentation of comprehensive earnings per share. For the three month period ended March 31, 1999 and 1998, OTEF recorded "Other Comprehensive Income" from unrealized gains on its investment in tax-exempt securities of approximately $2.8 million and $0.14 million, respectively. Cumulative "Other Comprehensive Income" from unrealized gains on investments were $97.6 million and $78.7 million at March 31, 1999 and 1998, respectively.

    Investments. As previously reported, on June 1, 1995, the then Existing MRBs were transferred from OTEF to OTEF II at their book value of approximately $153 million. The OTEF II Managing General Partner estimated at March 31, 1999 that the fair value of the Original Refunding Bonds and the Existing MRBs was approximately $250.6 million and, accordingly, unrealized appreciation on these investments of $97.6 million is recorded as a credit to partners' capital. The current fair value of the Existing MRBs was determined by the Managing General Partner using the same cash flow methodology applied by a major investment banking firm in connection with structuring advice rendered to OTEF II and its predecessor with respect to the 1995 OTEF Restructuring Plan. The Series A Bonds are valued at par based on comparable municipal bond securities, and all other bonds (the Existing MRBs and the Series B Bonds) are valued based

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

on a discounted cash flow analysis. For this purpose the applicable cash flows are based on certain assumptions concerning the Properties and the markets in which they are located, including the timing and realization of such cash flows. The recently acquired Dallas, Carpenter and Jacaranda bonds are recorded at cost, which approximates their fair market values at March 31, 1999.

     Investments are accounted for using the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Under this method the investments are reflected at their current estimated fair value, with cumulative unrealized gains or losses being credited or charged as unrealized gains or losses on investments directly to partners' capital, rather than the
Statement of Income. Interest on all bonds other than the Existing MRBs are recorded as interest income when due. Interest income on the Existing MRBs is recorded when received. Accrued interest on the Series A and Series B Bonds as of March 31, 1999 and 1998 was $1.4 million and $1.3 million, respectively.

    Accounting for earnings per share. In February 1997, the Financial Accounting Standards Board issued a Statement of
Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic earnings per share, a measure required by the new standard, does not include incentive BAC options as common share equivalents. Diluted earnings per share reflects the potential dilution that could occur if such options or other contracts to issue shares were exercised or resulted in the issuance of an incremental amount of new shares based on the Treasury Method. The Treasury Method assumes that the proceeds from exercise of the options are used to purchase shares at the average market price during the reporting period, which was $24.06 and $26.75 for March 31, 1999 and 1998, respectively. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) is included in the denominator of the diluted earnings per share computation. "Incremental" BAC shares were 7,318,000 and 7,262,000 for March 31, 1999 and 1998, respectively.

    Net Income and Distributions per Beneficial Assignee Interest
(BAC) and SQB. Net income and distributions per BAC and net income and distributions per Status Quo BAC ("SQB") are based upon the weighted average number of BACs and SQBs outstanding during the applicable period. For the first quarter of 1997 there were 7,499,875 BACs outstanding. On April 1, 1997, 314,675 BACs were converted to 12,587 SQBs, leaving 7,185,200 Liquidity BACs outstanding at September 30, 1997. In December 1998, OTEF purchased 2,000 BACs on the open market in accordance with its BAC repurchase program, leaving 7,183,200 BACs outstanding at December 31, 1998. During the third quarter of 1997, 5,494 SQBs were redeemed for a total cost of $3.0 million. An additional 147 SQBs were redeemed during 1998, leaving 6,946 SQBs

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

outstanding at December 31, 1998. In the first quarter of 1999, 5,190 of the remaining 6,946 SQBs were converted to 129,750 BACs in accordance with OTEF II's voluntary exchange offer program.
At March 31, 1999 there were 7,312,950 BACs and 1,756 SQBs outstanding. The voluntary SQB exchange program has been extended to June 15, 1999. As of March 31, 1999, approximately $0.05 million of general and administrative costs were incurred in connection with the exchange.

    Statements of cash flows. The statements of cash flows are intended to reflect only cash receipts and cash payment activity. The statements do not reflect investing and financing activity that affect recognized assets or liabilities that do not result in cash receipts or cash payments. This non-cash activity consists of distributions payable to Partners, SQB Holders, and BAC Holders of approximately $3.8 million and $3.7 million at March 31, 1999 and 1998, respectively.

    Cash and cash equivalents.  Cash and cash equivalents consist of  all  demand deposits and tax-exempt money market funds stated
at   cost,   which  approximates  market  value,  with   original
maturities of three months or less at date of purchase.

    Accounting for SQBs. The SQBs are designed to replicate, to the extent possible, the economic interest that the SQB Holders would have had in the Existing MRBs, as refunded, if the partnership agreement for Oxford Tax Exempt Fund Limited Partnership ("OTEF"), OTEF II's predecessor, had continued to govern and the Liquidity and Growth Plan was not implemented.

    For financial statement purposes, the SQBs are treated as a separate class of equity and, accordingly, net income allocated to SQB holders, net income per SQB, and distributions per SQB are reflected separately from the OTEF II BAC Holders on the Statement of Partners' Capital. The SQBs were not split as were the BACs on July 1, 1997. The redeemed SQBs are reflected as a reduction of Partners' Capital and were offset against the SQB Holders' interests when redeemed.

    The SQB Holders do not share in the growth or other benefits expected to be achieved under the Liquidity and Growth Plan. In addition, the SQBs will not be allocated any capital losses for federal income tax purposes that may result from the disposition of the Original Refunding Bonds or interests therein or new assets in connection with a financing undertaken pursuant to the Liquidity and Growth Plan. A schedule of SQB income as of March 31, 1999 is as follows:

-----------------------------------------------------------------
                STATEMENT OF STATUS QUO BAC INCOME
          (in thousands, except per SQB interest amounts)
                            (Unaudited)
-----------------------------------------------------------------
                                           Three Months Ended
                                                March 31,
                                         ------------------------
                                            1999         1998
                                         ------------------------
Revenues
  Interest on Bonds                       $   29        $  109
  Other Interest                               1             3
-----------------------------------------------------------------
                                              30           112
Expenses
  Governance and Administration              (17)          (22)
  Litigation expenses                          0            (1)
-----------------------------------------------------------------
Net income to SQB holders                 $   13        $   89
=================================================================

Other comprehensive income:
  Unrealized gains on investment
    in tax-exempt securities                  12             3
=================================================================
Comprehensive income                      $   25        $   92
=================================================================
Weighted average SQB shares outstanding    1,756         7,025
=================================================================
Net income per SQB interest               $ 7.57        $12.63
=================================================================
Distribution per SQB interest             $12.38        $12.38
=================================================================

    The current distribution to SQB holders of $12.38 per SQB is approximately 164% of the net income allocable to SQB holders remaining after the March 31, 1999 exchange. Since a substantial number of existing SQBs were exchanged for BACs at March 31, 1999, the remaining SQBs will be burdened by increased shares of administrative costs, and net income and distributions per SQB could be reduced or eliminated.

Note 4.  Related Party Transactions

    Interests in OTEF II and the Operating Partnerships. The General Partners own interests in OTEF II that entitle them to receive a share of OTEF II's cash flow and possibly of sale, refinancing and liquidation proceeds. Distributions to the General Partners totaled approximately $0.08 million for March 31, 1999 and $0.07 million for the same period in 1998.

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

    Affiliates of the Managing General Partner that are general and limited partners of the Operating Partnerships have an interest in the Operating Partnerships that entitles them to receive a share of any cash flow and sale, refinancing and liquidation proceeds of the Operating Partnerships. Since inception, the original Operating Partnerships have not been able to make any distributions of cash flow to their respective partners. In addition, in connection with the 1995 OTEF Restructuring Plan and after the Existing MRBs are refunded, all cash flow from each such Operating Partnership that is attributable to these interests will be pledged for the benefit of OTEF II. At the end of 1997, OTEF II acquired the tax-exempt bonds that are collateralized by the properties owned by the
Carpenter  Borrower and the Dallas Borrower, both  of  which  are affiliates of the Managing General Partner of OTEF II. Affiliates of the Managing General Partner receive fees from these partnerships and serve as their general partners, which entitles them to a share of any cash flow and refinancing and liquidation proceeds from these partnerships.

    Compensation and Fees. For the quarters ended March 31, 1999 and 1998 total compensation paid to Oxford Realty Financial Group, Inc. ("ORFG") and other Oxford affiliates by OTEF II amounted to approximately $0.08 million and $0.03 million respectively, as discussed below.

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

    ORFG receives an acquisition fee from OTEF II for finding, analyzing and acquiring a New Asset. The acquisition fee, which is payable on the closing of any transaction in which OTEF II acquires a New Asset, is equal to 1.0% of (i) the purchase price paid by OTEF II for the New Asset, or (ii) with respect to a New Asset which is subordinated in payment to senior indebtedness, the sum of (A) the purchase price paid by OTEF II for its subordinated interest and (B) the principal amount of the senior interest, if any; provided, however, that no acquisition fee shall be paid with respect to the principal amount of any such senior interest if OTEF II has not purchased the senior interest and neither the Managing General Partner nor any of its affiliates had any material involvement in the negotiation, structuring or closing of the purchase of the senior interest. In the case of a New Asset which is subordinated in payment to senior indebtedness as of the closing of the transaction in which OTEF II acquires its interest, the maximum acquisition fee payable shall be equal to 2.5% of the purchase price paid by

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

OTEF  II  for  such  interest as of the  date  of  closing.    No
acquisition fees were incurred by OTEF II during the first quarter of 1999 and 1998.

    OTEF II also pays ORFG an advisory fee for managing OTEF II's New Assets after their acquisition. The advisory fee, which is payable monthly, is equal to 0.5% of (i) the purchase price paid by OTEF II for a New Asset, or (ii) with respect to a New Asset which is subordinated in payment to senior indebtedness, the sum of (A) the purchase price paid by OTEF II for its subordinated interest and (B) the principal amount of the senior interest; provided, however, that if an affiliate of the Managing General Partner is receiving fees for property management services pursuant to a property management agreement entered into with the owner of an additional mortgaged property ("Additional Mortgaged Property") the advisory fee will be equal to 0.5% of the purchase price paid by OTEF II for the related New Asset. In addition, if the Managing General Partner receives in any year compensation or fees from an unaffiliated person that serves as the property manager for the Additional Mortgaged Property, the amount of the advisory fee payable with respect to the related New Asset shall be reduced by 50% of any such compensation or fees received by the Managing General Partner. Total advisory fees paid by OTEF II to ORFG in the first quarter of 1999 and 1998 were approximately $0.08 and $0.03 million, respectively.

    For the three months ended March 31, 1999 and 1998, the Operating Partnerships, including the Carpenter Borrower and the Dallas Borrower, paid ORFG total asset management fees of approximately $0.17 million and $0.18 million, respectively. For the three months ended March 31, 1999 and 1998, the original Operating Partnerships also paid ORFG, in the aggregate, $0.17 million of fees pursuant to the OTEF Restructuring Plan Administration/Asset Management Fee Agreement, which amount is equal to 0.25% per annum of the principal amount of the bonds collateralized by the properties owned by the original Operating Partnerships ("Existing Mortgaged Properties"). Oxford affiliates may also receive other fees and expense reimbursements from entities other than OTEF II in connection with the acquisition, financing or refinancing, operation, repair, replacement and improvement of Mortgaged Properties.

     Expense Reimbursements. OTEF II and the Operating Partnerships also reimburse ORFG for certain expenses it incurs in providing services with respect to the mortgaged properties and the administration of OTEF II's affairs. Total reimbursements to the General Partners and their affiliates for the three-month period ended March 31, 1999 and 1998 were approximately $0.19 million, $0.17 million, respectively. The Managing General Partner anticipates that the amount of expense reimbursements payable by OTEF II will increase in accordance with the terms of OTEF II's partnership agreement due, in part, to the additional acquisition and financing activities relating

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

to the Liquidity and Growth Plan. The portion of the expense reimbursement relating to salaries is determined based on the actual time the officers and employees devote to OTEF II based upon their respective wage rate.

    Incentive Option Plan. On May 21, 1997, OTEF II adopted an incentive option plan (the "Incentive Option Plan") for the Managing General Partner to attract and retain key employees and advisers. The Incentive Option Plan authorizes the granting to the directors, officers and employees of the Managing General
Partner and certain affiliates of options to purchase 652,125 OTEF II BACs (on a post-split basis), representing approximately 8.3% of the outstanding OTEF II BACs on a fully diluted basis. Such options are exercisable for 10 years. The Managing General Partner has awarded all of the OTEF II BACs authorized under the terms of the Incentive Option Plan. Of the 652,125 options, 613,000 were fully vested upon issuance and 39,125 are vested equally over 3 years commencing January 1, 1998. The exercise price for all options is $23.88 per BAC, which approximated the fair market value at the date of grant. At March 31, 1999 the BAC market price of $24.06 was not materially different than the option exercise price. Since the date of grant, no options have been exercised.

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

Note 5.  Subsequent Events.

   Distributions.   On May 14, 1999, the Managing General Partner
paid a distribution of $0.51 per Liquidity BAC and $12.38 per SQB to holders of record as of March 31, 1999.

    New Asset Acquisition. On April 21, 1999, an affiliate of OTEF II executed a definitive agreement for an investment transaction involving the acquisition by OTEF II of approximately $12 million of debt secured by real estate that will be simultaneously acquired by such affiliate from a third party. It is anticipated that this transaction will close in the near future, subject to satisfaction of certain closing conditions. Although OTEF II believes that these conditions will be

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

satisfied, no assurances can be given. In connection with this transaction, Naples-Oxford Limited Partnership ("Naples Borrower"), a Maryland limited partnership which is an affiliate of OTEF II, will purchase River Reach Apartments, a 556-unit garden apartment community located in Naples, Florida, for $34.5 million. The property is financed with $24 million of tax-exempt bonds that bear interest at a weekly floating rate mode, which is currently approximately 3.65%. The bonds are secured by a first mortgage on the property and are currently held by third parties. OTEF II currently expects to purchase these bonds at a future date. OTEF II anticipates that it will restructure the tax-exempt bonds as soon as practicable following the closing, which restructuring may include, among other things, a refunding of the bonds and a modification of the interest rate on the bonds to a higher rate.

   At closing, OTEF II will purchase a certificate from a grantor trust which, in turn, will make a taxable loan to the Borrower in the amount of approximately $12 million to fund a portion of the purchase price for the property, as well as various costs, expenses, capital improvements and reserves. This taxable loan will be secured by a subordinated mortgage on the property. The taxable loan will be repaid from available cash flow of the Borrower on an interest-only basis with taxable interest at an annual fixed accrual rate on the principal balance outstanding from time to time, and will mature at the same time as the bonds. It is expected that the taxable loan will be prepayable on the same terms and conditions as the tax-exempt bonds. The terms of this loan are anticipated to result in substantially all of the property's current and expected future increases in cash flow and property value being paid to OTEF II as interest on this loan.

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

  All  phone calls relating to such transfers should be  directed
  to:               Registrar and Transfer Company
                    Stock Transfer Department
                    1-800-368-5948

  GENERAL INFORMATION
  All general inquiries relating to OTEF II should be directed to OTEF II Investor Services at 1-888-321-OTEF.

  The  Quarterly Report on Form 10-Q for the quarter ended  March
  31,  1999,  filed with the Securities and Exchange  Commission, is  available  to  SQB  and OTEF II  BAC  Holders  and  may  be obtained by writing:
                        Investor Services
          Oxford Tax Exempt Fund II Limited Partnership
                7200 Wisconsin Avenue, 11th Floor
                    Bethesda, Maryland  20814
                         1-888-321-OTEF

             ALSO VISIT OUR WEB SITE AT WWW.OTEF.COM