Form 10-Q
period 1999-06-30
OXFORD TAX EXEMPT FUND II LTD PARTNERSHIP
filed 1999-08-13
CIK 793977

=================================================================
                       UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q
(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1999

                               OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _________ to _________

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

At June 30, 1999, the following classes of beneficial assignee interests of Oxford Tax Exempt Fund II Limited Partnership were outstanding: (i) 7,335,700 beneficial assignee interests ("BACs") with an aggregate market value ($24.56 per share) of $180,164,792, and (ii) 846 Status Quo BACs ("SQBs").

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

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations.

    A discussion of OTEF II's financial condition and results of operations for the three and six-month period ended June 30, 1999 is incorporated herein by reference to sequentially numbered pages 6 through 13 entitled "Report of Management" included in OTEF II's Quarterly Report (Unaudited).

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

(20) Report furnished to Security Holders.

     Oxford Tax Exempt Fund II Limited Partnership's Quarterly
     Report  (Unaudited)  dated  June 30,  1999,  follows   on
     sequentially numbered pages 5 through 26 of this report.

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

Date: 8/13/99     By:  /S/ Richard R. Singleton
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

Date: 8/13/99     By:  /S/ Francis P. Lavin
      -------          ------------------------------------------
                       Francis P. Lavin
                       Director and President


Date: 8/13/99     By:  /S/ Robert B. Downing
      -------          ------------------------------------------
                       Robert B. Downing
                       Director and Executive Vice President

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                        Quarterly Report
                           (Unaudited)

                          June 30, 1999


















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

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

    The following report provides information about the financial condition of Oxford Tax Exempt Fund II Limited Partnership, a Maryland limited partnership ("OTEF II" or the "Partnership"), as of June 30, 1999, and its results of operations and cash flows for the period then ended. This report and analysis should be read together with the financial statements and related notes thereto and the selected financial data appearing elsewhere in this Quarterly Report.

Recent Developments

    Distribution for the Quarter ended June 30, 1999. The Managing General Partner declared, on June 16, 1999 a distribution for the quarter ended June 30, 1999 in the amount of $0.52 per BAC, and $12.38 per SQB holders. For BAC holders, this represents an increase of 2% over the first quarter distribution of 1999. For SQB holders, this distribution is the same amount as has been paid each quarter since September 1997.

    Investment Transactions. On April 9, 1999 affiliates of OTEF II acquired all of the partnership interests of Carrollwood Lakeside North Partners, Ltd. ("Lakeside Borrower"), which owns Lakeside North at Carrollwood Apartments, a 168-unit garden apartment community in Tampa, Florida. The property is financed with $6.13 million of tax-exempt bonds, which bear annual interest at 5.95%, and are secured by a first mortgage on the property. While the bonds are currently held by third parties, OTEF II expects to purchase and restructure them in the future. At closing, OTEF II agreed to provide a taxable loan to the Lakeside Borrower in the maximum amount of $2 million, with an initial advance of approximately $1.5 million. The initial advance was used to fund a portion of the property's purchase price, and various costs, expenses, capital improvements and reserves. The terms of this loan are anticipated to result in substantially all of the property's cash flow remaining after payment of debt service on the tax-exempt bonds, and projected appreciation in value being paid to OTEF II as interest during the term of the loan.

     On June 10, 1999, OTEF II completed a securitization transaction with Merrill Lynch involving the $14.2 million of Carpenter bonds held in OTEF II's portfolio. OTEF II purchased approximately 64% of the senior interest and all of the subordinated interests involved in this transaction, netting approximately $5 million after taking into account transaction costs and the purchase of the subordinated interest. OTEF II also pledged the $10.3 million of Dallas bonds to collateralize this transaction. A portion of these proceeds were used in connection with the River Reach investment transaction discussed below. The approximately $9 million of senior interests purchased by OTEF II may be sold at any time, providing OTEF II with additional liquidity for future investment transactions.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

    On June 11, 1999, Naples-Oxford Limited Partnership ("Naples Borrower"), an affiliate of OTEF II, acquired River Reach Apartments, a 556-unit garden apartment community in Naples, Collier County, Florida. The property is financed with $24 million of floating rate, tax-exempt bonds. While the bonds are currently held by third parties, OTEF II expects to purchase and restructure them in the future. At closing, OTEF II agreed to provide a taxable loan to the Naples Borrower in the maximum amount of $13 million, with an initial advance of approximately $12.7 million. The initial advance was used to fund a portion of the property's purchase price, and various costs, expenses, capital improvements and reserves. The terms of this loan are anticipated to result in substantially all of the property's cash flow remaining after payment of debt service on the tax-exempt bonds, and projected appreciation in value being paid to OTEF II as interest during the term of the loan.

   OTEF II and the Naples Borrower also closed a letter of credit transaction with respect to the senior River Reach bonds involving Banco Santander Central Hispano, S.A. ("Banco Santander") and certain Merrill Lynch affiliates. The Naples Borrower entered into a reimbursement agreement with Banco Santander. The obligations of the Naples Borrower under the reimbursement agreement were guaranteed by Merrill Lynch Capital Corp. pursuant to a standby reimbursement agreement with Banco Santander, and by OTEF II pursuant to a standby reimbursement agreement with Merrill Lynch Capital Corp. The new letter of credit has a stated expiration date of June 10, 2000.

   On June 16, 1999, OTEF II and the Jacaranda Borrower closed a bond refunding transaction. In connection with this transaction, the interest rate on the $11.8 million of senior Jacaranda bonds was converted to a fixed spread over BMA, a floating rate municipal bond index, and the existing letter of credit provided by South Trust Bank, National Association, was released. A Merrill Lynch affiliate purchased the senior refunding bonds. OTEF II exchanged the subordinated tax-exempt bonds that it held, and which bore interest at 6.25% per annum, for new subordinated tax-exempt bonds which bear interest at annual rate of 11%.

    As previously reported, OTEF II has begun working on bond refunding and refinancing transactions with respect to the Summerwalk property. The $10 million of senior tax-exempt bonds secured by this property are currently held by third parties. The letter of credit that secures these bonds expires on December 15, 2000. Based on its preliminary discussions, the Managing General Partner anticipates consummating refunding or refinancing transactions for this property where the requirement to maintain the letter of credit is eliminated and the bonds are refinanced or possibly acquired by OTEF II as part of a refinancing, although no assurances can be given that these transactions can be consummated in a timely manner.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

    Status Quo BACs. As of July 31, 1999, 6,144 SQBs, or approximately 88% of the 6,946 SQBs outstanding at December 31, 1998, had been converted to 153,600 BACs in accordance with the voluntary exchange offer made by OTEF II earlier this year. As previously announced, all SQB holders who converted prior to June 25, 1999 will receive a second quarter BAC distribution of $0.52 per BAC and a full quarter's BAC income as BAC holders. SQB holders converting after June 24, 1999 will receive a third quarter BAC distribution. The voluntary exchange offer program expired on July 31, 1999.

    The June 30, 1999 distribution to SQB holders of $12.38 per SQB payable on August 13, 1999 will be paid exclusively from SQB cash reserves. The Managing General Partner anticipates that at this distribution level these reserves will be fully expended after two more quarters. Because 88% of existing SQBs have been exchanged for BACs, the remaining SQBs will be allocated increased shares of administrative costs, which are relatively fixed costs that are not dependent on the number of SQBs outstanding. These costs reduced net income per SQB to zero for the quarter ended June 30, 1999, and the SQBs are not expected to realize net income from recurring operations in the future.

    The Information Memorandum states that, subject to receipt of a fairness opinion from OTEF II's independent real estate consultant, all outstanding SQBs will be purchased or redeemed by OTEF II at such time as the Managing General Partner believes that it would be in the best interests of OTEF II and the holders of the non-tendered SQBs, but in no event later than December 31, 2006, which date may be extended under certain circumstances. The Managing General Partner has undertaken an analysis of whether such a redemption by OTEF II would be in the best interests of the remaining SQB Holders and OTEF II at the present time.

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

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------
    Current Position. OTEF II uses its cash receipts primarily for distributions to BAC Holders, SQB Holders and its General Partners, to pay administrative expenses, and to acquire New Assets and pay the costs and expenses relating to such transactions. As of June 30, 1999, OTEF II held approximately $9.6 million in cash and cash equivalents, a decrease of $8.4 million, or approximately 47%, from the $18 million in cash and cash equivalents held as of December 31, 1998. This decrease in OTEF II's cash and cash equivalents was primarily attributable to the Lakeside North and River Reach investment transactions. Total liabilities of OTEF II shown on the balance sheet increased by $5.1 million to approximately $57.1 million as of June 30, 1999 from $52 million at December 31, 1998, due to the net $5 million increase in financing debt.

    Financing Transactions. OTEF II undertakes securitization transactions with respect to its bond portfolio from time to time to enhance its overall return on investment and to generate proceeds which facilitate the acquisition of New Assets. OTEF II has securitized approximately $76.8 million of its bond portfolio by assigning these bonds to a Merrill Lynch affiliate which, in turn, deposited them into trusts. The trusts, in turn, sold to institutional investors senior, floating rate securities credit enhanced by a Merrill Lynch affiliate. These senior securities have first priority on the debt service payments related to the bonds held in these trusts. OTEF II has acquired all the subordinated interests in these trusts, aggregating approximately $15 million, and received the proceeds, net of transaction costs from the sale of the senior securities. In addition, in a recent transaction involving Carpenter, OTEF II acquired approximately $9 million of senior trust interests, which may be sold at any time in order to provide cash to OTEF II for new acquisitions or for any other purpose. OTEF II has certain rights to repurchase and/or refinance the bonds and to repurchase the senior securities and,therefore, retains a level of control over the bonds. These securitization transactions provide low-cost financing for OTEF II's growth. The portion of the net proceeds from these transactions that is not invested in New Assets is
temporarily   invested   in   liquid  tax-exempt   money   market
securities.

    In connection with these transactions, OTEF II converted the interest rate mode on the Series A Bonds involved in these transactions from an annual reset to weekly floaters. On August 22, 1997, and September 21, 1998, OTEF II purchased three-year interest rate caps on a notional amount of approximately $27 million and $30 million, respectively, to minimize the effects of interest rate volatility. Under these arrangements, if the average short-term, tax-exempt interest rates during the term of the cap increase above a specified level (6% and 4.5%, respectively), the counter-party to the interest rate cap transaction is required to pay directly to OTEF II the amount by which such rates exceed the specified level. Through June 30, 1999 no payments were required to be made by the counter-party pursuant to these interest cap agreements.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------
    For financial statement purposes, these transactions are accounted for as financing transactions. The amount of bonds financed, approximately $76.8 million, is reflected as Securities Held in Trust, the net cash proceeds not reinvested are classified as Cash and Cash Equivalents and the difference between the principal amount of the bonds financed and the principal amount of the subordinated interests acquired by OTEF II is classified as financing debt on OTEF II's balance sheet. The aggregate financing debt at June 30, 1999 was approximately $52.6 million, compared to $47.6 million as of December 31, 1998. OTEF II's financing debt represents approximately 16.5% of OTEF II's total assets (or 32.7% of OTEF II's total assets if the entities in which OTEF II has made a subordinated debt investment were consolidated). Due to the credit enhancement provided by a Merrill Lynch affiliate in connection with the securitization transactions, and favorable underwriting characteristics (generally, low loan-to-value and high debt coverage), this financing debt bears interest at the BMA weekly floating bond index plus approximately 80 to 150 basis points (including credit enhancement, trustee and related fees). This rate averaged 4.63% from the date of closing through December 31, 1997 and 4.33% for the twelve months of 1998 and 3.98% for the six months ended June 30, 1999. The credit enhancement associated with approximately $27.2 million of this financing debt was recently extended from August 22, 1999 to August 15, 2000. The remaining $20.4 million of financing debt must be renewed or refinanced by February 19, 2000 (approximately $9.6 million) and April 15, 2000 (approximately $10.8 million). While OTEF II is not an obligor and, therefore, is not liable for repayment of this financing debt, the securitized bonds (in which OTEF II owns approximately $15 million of subordinated interests through the trusts) are in effect collateral for this financing debt. Based on its preliminary discussions with financing sources, the Managing General Partner believes that OTEF II will be able to extend the credit enhancement or refinance this financing debt, although no assurances can be given.

    Costs associated with these financing transactions are being amortized over ten years for financial statement purposes, and costs associated with the interest rate cap are being amortized over the life of each interest rate cap agreement, which is three years. For federal income tax purposes, these transactions are treated as sales by OTEF II of the applicable bonds and a purchase of senior and subordinated interests in the trusts.

    Original Refunding Bonds. OTEF II has acquired refunding bonds ("Original Refunding Bonds") for twelve of the fifteen Existing MRBs, representing approximately 88% of the face amount of the original bond portfolio. The Original Refunding Bonds currently held by OTEF II consist of senior bonds ("Series A Bonds") and subordinated bonds ("Series B Bonds"). This senior/subordinated structure has allowed OTEF II to undertake several financing transactions involving the Series A Bonds allocable to BAC Holders, as well as other bonds acquired by OTEF II pursuant to the Liquidity and Growth Plan ("Liquidity

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------
Assets"). OTEF II retained the related Series B Bonds for the benefit of the BAC Holders, and retained the portion of both the Series A Bonds and the Series B Bonds that are designated as Status Quo Assets and held for the benefit of SQB Holders.

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

    Series A Bond Interest and Principal. The Series A Bonds require pre-determined annual sinking fund redemptions based on a 27-year amortization schedule beginning in the fourth year, calculated with an assumed rate of interest of 5.6% per year. In the annual reset mode, Series A Bond interest was set initially at closing of the refundings and is reset annually, thereafter, at a market rate based upon a percentage of the then prevailing one-year U.S. Treasury Bill rate, with a maximum rate of 5.6% per annum. The initial interest rate on the Series A Bonds that have been issued to date was 4.9%. The interest rate on seven of the Series A Bonds retained by OTEF II was reset on November 1, 1998 to 3.75%; the interest rate on three Series A Bonds retained by OTEF II was reset on December 1, 1998 to 4.01%. On January 1, 1999, the interest rate on another Series A Bond retained by OTEF II was reset to 4.03%, and the interest rate on another Series A Bond was reset on March 1, 1999 to 4.32%. The interest rate on the Series A Bonds involved in the financing transactions described above was converted from annual reset to a weekly floating rate based on a spread over the BMA index. The weighted averaged rate was 4.63% from the date of closing through December 31, 1997, 4.33% for the twelve months of 1998 and 3.98% for the six months ended June 30, 1999. Upon a remarketing, the Series A Bonds may be converted to a different interest rate mode (fixed or floating) and the interest rates may be modified at that time to reflect the prevailing market interest rates for whatever rate mode and remaining term is then applicable.

    Series  B  Bonds.   The  term of  each  Series  B  Bond  and,
accordingly, each Mortgage Loan is 30 years following the date of refunding.

    Series B Bond Interest and Principal. The Series B Bonds accrue interest equal to the product of the Combined Rate (as defined below) multiplied by the total combined principal balance of the Series A Bonds and the Series B Bonds for each Operating Partnership, less the interest payable on the related Series A Bonds; the resulting amount of interest divided by the principal balance of the Series B Bonds equals the interest accrual rate on

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------
the Series B Bonds. Interest-only is payable on the Series B Bonds to the extent of available cash flow of the Operating Partnership, with the entire principal balance and any unpaid interest due at maturity.

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

   Other Sources. In connection with the closing of the Original Refunding Bonds, the applicable Operating Partnerships entered into certain pooling agreements which may provide under certain circumstances additional sources of funds to enable them to pay their respective debt service on the Series A Bonds and the Series B Bonds and related fees and expenses. As of June 30, 1999, the aggregate amount of net excess cash flow held in the Operating Partnership escrows was approximately $3.2 million, including deposits from June's cash flow compared to $2.2 million at the end of 1998.

Existing MRBs

   As of June 30, 1999, OTEF II held Existing MRBs for two of the Operating Partnerships. Although the Managing General Partner is continuing its efforts to refund these Existing MRBs, as well as exploring other alternatives, no assurances can be given that these bonds can or will be refunded. As of June 30, 1999, the two Operating Partnerships had cumulative unpaid Base Interest and interest on interest at 8.25% per annum, compounded monthly, of approximately $5.4 million with respect to these Existing MRBs. The unpaid Base Interest is not accrued on OTEF II's financial statements.

Results of Operations

    OTEF II Distributions. Distributions to Partners will amount to approximately $3.9 million, or $0.52 per BAC and $12.38 per SQB holders of record as of June 30, 1999.

    OTEF II's Three-Month Operations. For financial statement purposes, Net Income allocated to BAC holders and Net Income per BAC was $4.8 million and $0.650, respectively, for the three-month period ended June 30, 1999, as compared to $4.3 million and $0.594, respectively, for the three-month period ended June 30, 1998, representing an increase of approximately 12% over the prior comparative period. OTEF II's total revenues and expenses for the second quarter increased by approximately 13% and 32%, respectively, over the prior comparative period. The increase in net income is the result of additional interest on New Assets and taxable loans exceeding the costs associated with the

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------
implementation of the Liquidity & Growth Plan that were not incurred in the prior comparative period.

    OTEF II's Six-Month Operations. For financial statement purposes, Net Income allocated to BAC holders and Net Income per BAC was $9.5 million and $1.294, respectively, for the six-month period ended June 30, 1999, as compared to $8.6 million and $1.203, respectively, for the six-month period ended June 30,
1998,  representing  an increase of approximately  10%  over  the prior comparative period. OTEF II's 1999 total revenues and expenses for the six-month period increased by approximately 11% and 32%, respectively, over the prior comparative period. The increase in net income is the result of additional interest on New Assets and taxable loans exceeding the costs associated with the implementation of the Liquidity & Growth Plan that were not incurred in the prior comparative period. Due to OTEF II's voluntary exchange program, there were 7,335,700 BACs outstanding as of June 30, 1999 compared to 7,185,200 as of June 30, 1998.

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

THIS   REPORT   CONTAINS  STATEMENTS  THAT  ARE   FORWARD-LOOKING
STATEMENTS   WITHIN   THE  MEANING  OF  THE  PRIVATE   SECURITIES
LITIGATION REFORM ACT OF 1995, SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND IS SUBJECT TO THE SAFE
HARBORS   CREATED   BY  THOSE  SECTIONS.   THESE  FORWARD-LOOKING
STATEMENTS REFLECT MANAGEMENT'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY
DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS, AND WILL BE AFFECTED BY A VARIETY OF RISKS AND FACTORS. THESE STATEMENTS ARE SUBJECT TO MANY UNCERTAINTIES AND RISKS, AND SHOULD NOT BE CONSIDERED GUARANTEES OF FINANCIAL PERFORMANCE. READERS SHOULD REVIEW CAREFULLY OTEF II's FINANCIAL STATEMENTS AND THE NOTES THERETO, AS WELL AS RISK FACTORS DESCRIBED IN THE SEC FILINGS. OTEF II DISCLAIMS ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING SUBSEQUENT TO THE FILING OF THE FORM 10 K WITH THE SEC OR OTHERWISE TO REVISE OR UPDATE ANY ORAL OR WRITTEN FORWARD-LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF OTEF II.

Oxford Tax Exempt Fund II Limited Partnership
------------------------------------------------------------------------------
Balance Sheets (in thousands, except per BAC and SQB amounts)
(Unaudited)
------------------------------------------------------------------------------
                                                       June 30,
                                                        1999      December 31,
                                                     (Unaudited)      1998
------------------------------------------------------------------------------
Assets
  Investments in tax-exempt securities                 $202,980     $213,900
  Investments in tax-exempt securities held in trust     76,765       62,565
  Taxable investments and loans                          26,164       11,840
  Cash and cash equivalents                               9,572       18,011
  Bond and other interest receivables                     1,600        1,579
  Other assets                                            2,374        1,191
------------------------------------------------------------------------------
      Total Assets                                     $319,455     $309,086
==============================================================================

Liabilities and Partners' Capital
  Liabilities
    Financing debt                                     $ 52,614     $ 47,614
    Distributions payable                                 3,904        3,826
    Accounts payable and accrued expenses                   632          573
------------------------------------------------------------------------------
      Total Liabilities                                  57,150       52,013
------------------------------------------------------------------------------

Partners' Capital
  General Partners' Interests                            (2,236)      (2,275)
  Limited Partners' Interests:
    Beneficial Assignee Interests (7,499,875
      interests issued and 7,335,700 and 7,183,200
      interests outstanding as of June 30, 1999 and
      December 31, 1998, respectively)                  165,936      160,632
    SQB Interests (12,587 interests issued and 846
      and 6,946 interests outstanding as of June 30,
      1999 and December 31, 1998, respectively)             456        3,849
  Accumulated other comprehensive income                 98,149       94,867
------------------------------------------------------------------------------
      Total Partners' Capital                           262,305      257,073
------------------------------------------------------------------------------
      Total Liabilities and Partners' Capital          $319,455     $309,086
==============================================================================

The accompanying notes are an integral part of these financial statements.


Oxford Tax Exempt Fund II Limited Partnership
------------------------------------------------------------------------------
Statements of Income and Comprehensive Income (in thousands, except per BAC amounts)(Unaudited)
------------------------------------------------------------------------------
                                            Three months         Six months
                                           ended June 30,      ended June 30,
                                          ----------------    ----------------
                                           1999      1998      1999     1998
------------------------------------------------------------------------------
Revenues
  Interest on investments in
    tax-exempt securities                $4,719    $4,335   $ 9,592  $ 9,062
  Interest on investments in
    tax-exempt securities held in trust     739       669     1,328    1,143
  Interest on taxable investments & loans   406       153       672      173
  Other, tax-exempt income                  143       162       278      283
------------------------------------------------------------------------------
    Total Revenues                        6,007     5,319    11,870   10,661
------------------------------------------------------------------------------
Expenses
  Governance and administrative expenses    266       207       570      441
  Litigation and settlement costs             0         2         0        7
  Other liquidity and growth expenses       348       170       643      385
  Finance interest expense                  531       489       974      820
------------------------------------------------------------------------------
    Total Expenses                        1,145       868     2,187    1,653
------------------------------------------------------------------------------
Net income                               $4,862    $4,451   $ 9,683  $ 9,008
==============================================================================
Other comprehensive income:
  Unrealized gains on investments           508     1,502     3,282    1,637
==============================================================================
Comprehensive income                     $5,370    $5,953   $12,965  $10,645
==============================================================================
Net income allocated to BAC holders      $4,765    $4,269   $ 9,476  $ 8,646
==============================================================================
Net income per BAC                       $0.650    $0.594   $ 1.294  $ 1.203
==============================================================================
Weighted Average BACs outstanding         7,336     7,185     7,324    7,185
==============================================================================
Net income per BAC-assuming
  dilution <F1>                          $0.648    $0.580   $ 1.290  $ 1.180
==============================================================================
Weighted Average BACs outstanding -
  assuming dilution <F1>                  7,351     7,271     7,346    7,266
==============================================================================
Distribution per BAC                     $0.520    $0.510   $ 1.030  $ 1.005
==============================================================================

<F1>  Reflects the dilutive effect of unexercised stock options.

The accompanying notes are an integral part of these financial statements.

Oxford Tax Exempt Fund II Limited Partnership
------------------------------------------------------------------------------
Statement of Partners' Capital (in thousands, except per BAC and SQB amounts)
(Unaudited)
------------------------------------------------------------------------------
                                       Limited Partner    Accumulated
                                           Interest          Other
                             General  ------------------ Comprehensive
                             Partners   BACs       SQBs      Income   Total
------------------------------------------------------------------------------
Balance, December 31, 1998   $(2,275)  $160,632   $3,849   $94,867  $257,073
==============================================================================
Comprehensive Income:

Net Income, including
  $0.644 per BAC and $7.57
    per SQB                       97      4,711       13         0     4,821

Unrealized gains on
  investments                      0          0        0     2,774     2,774
                             -------------------------------------------------
Total comprehensive income        97      4,711       13     2,774     7,595

Allocation of SQB Capital          0      2,875   (2,875)        0         0

Distributions payable to
  Partners including $0.51
    per BAC and $12.38
    per SQB                      (77)    (3,730)     (22)        0    (3,829)
==============================================================================
Balance, March 31, 1999
  (Unaudited)                $(2,255)  $164,488   $  965   $97,641  $260,839
==============================================================================
Comprehensive Income:

Net Income (loss), including
  $0.650 per BAC and
    $(0.340) per SQB              97      4,765        0         0     4,862

Unrealized gains on
  investments                      0          0        0       508       508
                            --------------------------------------------------
Total comprehensive income        97      4,765        0       508     5,370

Allocation of SQB Capital          0        499     (499)        0         0

Distributions payable to
  Partners including $0.52
    per BAC and $12.38
    per SQB                      (78)    (3,816)     (10)        0    (3,904)
==============================================================================
Balance, June 30, 1999
  (Unaudited)                $(2,236)  $165,936   $  456   $98,149  $262,305
==============================================================================
The accompanying notes are an integral part of these financial statements.

Oxford Tax Exempt Fund II Limited Partnership
------------------------------------------------------------------------------
Statements of Cash Flows  (in thousands)
(Unaudited)
------------------------------------------------------------------------------
                                                    Six months ended June 30,
                                                    --------------------------
                                                        1999         1998
------------------------------------------------------------------------------
Operating Activities:
  Net income                                         $ 9,683      $ 9,008
  Adjustments to reconcile net income
    to net cash provided by operating activities:
  Changes in assets and liabilities:
  Interest receivable and other                          (21)        (155)
  Accounts payable and accrued expenses                   59         (980)
------------------------------------------------------------------------------
Net cash provided by operating activities              9,721        7,873
------------------------------------------------------------------------------
Investing Activities:
  Investment in new assets                           (14,324)     (13,958)
  Litigation Settlement Payments <F1>                      0       (1,538)
  Increase in other assets, net <F2>                  (1,183)        (478)
  Redemption of SQB interests                              0          (80)
------------------------------------------------------------------------------
Net cash used in investing activities                (15,507)     (16,054)
------------------------------------------------------------------------------
Financing activities:
  Increase in financing debt                           5,000       20,440
  Distributions paid                                  (7,653)      (7,436)
------------------------------------------------------------------------------
Net cash (used) provided by financing activities      (2,653)      13,004
------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents  (8,439)       4,823
Cash and cash equivalents, beginning of period        18,011       11,694
------------------------------------------------------------------------------
Cash and cash equivalents, end of period             $ 9,572      $16,517
==============================================================================

<F1> In connection with the settlement of the OTEF II litigation discussed  in prior reports, OTEF II made a final payment of plaintiff's counsel fees and expenses in the amount of $1.54 million in the second quarter of 1998 upon the expiration of all appeal periods and dismissal of the state court action.
<F2> Other assets represent primarily deferred  costs incurred  in  connection financing transactions, none of which are recurring operating activities. Such deferred costs are net of amortization expense which is included in other Liquidity & Growth expenses as presented in the Statements of Income and Comprehensive Income.

The accompanying notes are an integral part of these financial statements.

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

Note 1.  Financial Statements

   The financial statements reflect all adjustments which, in the opinion of the Managing General Partner of Oxford Tax Exempt Fund II Limited Partnership ("Oxford Tax Exempt Fund II," "OTEF II" or the "Partnership"), are necessary to present fairly OTEF II's financial position as of June 30, 1999 and December 31, 1998, the Statements of Income and Comprehensive Income for the
three and six-month periods ended June 30, 1999 and 1998, the Statement of Partners' Capital as of June 30, 1999, and the Statements of Cash Flows for the six-month period ended June 30, 1999 and 1998, and the notes thereto, in accordance with generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements and notes included in the Partnership's Annual Report for the year ended December 31, 1998.

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

    As previously reported, OTEF II has begun working on bond refunding and refinancing transactions with respect to the Summerwalk property. The $10 million of senior tax-exempt bonds secured by this property are currently held by third parties. The letter of credit that secures these bonds expires on December 15, 2000. Based on its preliminary discussions, the Managing General Partner anticipates consummating refunding or refinancing transactions for this property where the requirement to maintain the letter of credit is eliminated and the bonds are refinanced or possibly acquired by OTEF II as part of a refinancing, although no assurances can be given that these transactions can be consummated in a timely manner.

Note 3.  Significant Accounting Policies

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

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

   Comprehensive Income. Comprehensive income includes both "Net Income" and "Other Comprehensive Income". OTEF's only source of "other comprehensive income" is related to the change in the valuation of its tax-exempt investments to market which results in unrealized gains or losses previously charged to an equity account under SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities". SFAS 130 does not require presentation of comprehensive earnings per share. For the six month period ended June 30, 1999 and 1998, OTEF recorded "Other Comprehensive Income" from unrealized gains on its investment in tax-exempt securities of approximately $3.3 million and $1.6 million, respectively. Cumulative "Other Comprehensive Income" from unrealized gains on investments were $98.1 million and $80.2 million at June 30, 1999 and 1998, respectively.

    Investments. As previously reported, on June 1, 1995, the then Existing MRBs were transferred from OTEF to OTEF II at their book value of approximately $153 million. The OTEF II Managing General Partner estimated at June 30, 1999 that the fair value of the Original Refunding Bonds and the Existing MRBs was
approximately $251.1 million and, accordingly, unrealized appreciation on these investments of $98.1 million is recorded as a credit to partners' capital. The current fair value of the Existing MRBs was determined by the Managing General Partner using the same cash flow methodology applied by a major investment banking firm in connection with structuring advice rendered to OTEF II and its predecessor with respect to the 1995 OTEF Restructuring Plan. The Series A Bonds are valued at par based on comparable municipal bond securities, and all other bonds (the Existing MRBs and the Series B Bonds) are valued based on a discounted cash flow analysis. For this purpose the applicable cash flows are based on certain assumptions concerning the Properties and the markets in which they are located,

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------
including the timing and realization of such cash flows. The Dallas and Jacaranda bonds are recorded at cost, which approximates their fair market values at June 30, 1999. Due to the recent securitization transaction with Merrill Lynch the Carpenter Bonds were adjusted to their face amount of $14.2 million.

     Investments are accounted for using the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Under this method the investments are reflected at their current estimated fair value, with cumulative unrealized gains or losses being credited or charged as unrealized gains or losses on investments directly to partners' capital, rather than the
Statement of Income. Interest on all bonds other than the Existing MRBs are recorded as interest income when due. Interest income on the Existing MRBs is recorded when received. Accrued interest on the Series A and Series B and New bonds as of June 30, 1999 and 1998 was $1.6 million, $1.5 million, respectively.

    Accounting for earnings per share. Basic earnings per share, a measure required by the Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), does not include incentive BAC options as common share equivalents. Diluted earnings per share reflects the potential dilution that could occur if such options or other contracts to issue shares were exercised or resulted in the issuance of an incremental amount of new shares based on the Treasury Method. The Treasury Method assumes that the proceeds from exercise of the options are used to purchase shares at the average market price during the reporting period, which was $24.70 and $27.27 for June 30, 1999 and 1998, respectively. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) is included in the denominator of the diluted earnings per share computation. "Incremental" BAC shares were approximately 7,346,000 and 7,266,000 for June 30, 1999 and 1998,
respectively.

    Net Income and Distributions per BAC and SQB. Net income and distributions per BAC and net income and distributions per SQB are based upon the weighted average number of BACs and SQBs outstanding during the applicable period. For the first quarter of 1997 there were 7,499,875 BACs outstanding. On April 1, 1997, 314,675 BACs were converted to 12,587 SQBs, leaving 7,185,200 BACs outstanding at September 30, 1997. In December 1998, OTEF purchased 2,000 BACs on the open market in accordance with its BAC repurchase program, leaving 7,183,200 BACs outstanding at December 31, 1998. During the third quarter of 1997, 5,494 SQBs were redeemed for a total cost of $3.0 million. An additional 147 SQBs were redeemed during 1998, leaving 6,946 SQBs outstanding at December 31, 1998. In the six months of 1999, 6,100 of the remaining 6,946 SQBs were converted to 152,500 BACs in accordance with OTEF II's voluntary exchange offer program, which expired on July 31, 1999. At March 31, 1999 there were

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

7,312,950 BACs and 1,756 SQBs outstanding. In the second quarter of 1999 an additional 910 SQBs were converted to 22,750 BACs. At June 30, 1999 there were 7,335,700 BACs and 846 SQBs outstanding. For the six-months ended June 30, 1999, approximately $0.05 million of general and administrative costs were incurred in connection with the exchange program.

    Statements of cash flows. The statements of cash flows are intended to reflect only cash receipts and cash payment activity. The statements do not reflect investing and financing activity that affect recognized assets or liabilities that do not result in cash receipts or cash payments. This non-cash activity consists of distributions payable to Partners, SQB Holders, and BAC Holders of approximately $3.9 million and $3.8 million at June 30, 1999 and 1998, respectively.

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

    The SQB Holders do not share in the growth or other benefits expected to be achieved under the Liquidity and Growth Plan. In addition, the SQBs will not be allocated any capital losses for federal income tax purposes that may result from the disposition of the Original Refunding Bonds or interests therein or new assets in connection with a financing undertaken pursuant to the Liquidity and Growth Plan. A schedule of SQB income (loss) for the three and six-months ended June 30, 1999 is as follows:

-----------------------------------------------------------------
             STATEMENT OF STATUS QUO BAC INCOME (LOSS)
          (in thousands, except per SQB interest amounts)
                            (Unaudited)
-----------------------------------------------------------------
                                  Three Months      Six Months
                                     Ended            Ended
                                    June 30,         June 30,
                               ----------------   ---------------
                                1999      1998    1999     1998
                               ----------------------------------
Revenues
  Interest on Bonds             $   15   $  103   $   44  $  212
  Other Interest                     0        3        1       6
-----------------------------------------------------------------
                                    15      106       45     218
Expenses
  Governance and Administration     15       12       32      34
  Litigation expenses                0        1        0       2
-----------------------------------------------------------------
Net income to SQB holders       $    0   $   93   $   13  $  182
=================================================================
Other comprehensive income:
  Unrealized gains on investment     1       35       13      38
=================================================================
Comprehensive income            $    1   $  128   $   26  $  220
=================================================================
Weighted average SQBs
  outstanding                      846    6,961    1,301   6,993
=================================================================
Net income (loss) per
  SQB interest                  $(0.34)  $13.31   $ 9.99  $26.03
=================================================================
Distribution per SQB interest   $12.38   $12.38   $24.76  $24.76
=================================================================

    The June 30, 1999 distribution to SQB holders of $12.38 per SQB payable on August 13, 1999 will be entirely paid out of SQB cash reserves. The Managing General Partner anticipates that at this level these reserves will last only two more quarters. Since a substantial number of existing SQBs have been exchanged for BACs, the remaining SQBs will be burdened by increased shares of administrative costs. These costs reduced net income per SQB to zero for the quarter ended June 30, 1999, and the SQBs are not expected to realize net income from recurring operations in the future.

Note 4.  Related Party Transactions

    Interests in OTEF II and the Operating Partnerships. The General Partners own interests in OTEF II that entitle them to receive a share of OTEF II's cash flow and possibly of sale, refinancing and liquidation proceeds. Distributions to the

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------
General Partners totaled approximately $0.08 million for June 30,
1999 and June 30, 1998, respectively.

    Affiliates of the Managing General Partner that are general and limited partners of the Operating Partnerships have an interest in the Operating Partnerships that entitles them to receive a share of any cash flow and sale, refinancing and liquidation proceeds of the Operating Partnerships. Since inception, the original Operating Partnerships have not been able to make any distributions of cash flow to their respective partners. In addition, in connection with the 1995 OTEF Restructuring Plan and after the Existing MRBs are refunded, all cash flow from the original Operating Partnership that is attributable to these interests will be pledged for the benefit of OTEF II. Affiliates of the Managing General Partner receive fees from these partnerships and serve as their general partners, which entitles them to a share of any cash flow and refinancing and liquidation proceeds from these partnerships.

   Compensation and Fees. For the six months ended June 30, 1999 and 1998 total compensation paid to Oxford Realty Financial Group, Inc. ("ORFG") and other Oxford affiliates by OTEF II amounted to approximately $1.3 million and $1.2 million, respectively, as discussed below.

     ORFG provides various asset management-related services relating to the Mortgaged Properties and OTEF II's investment therein. It also provides additional services in connection with OTEF II's investment in New Assets, as described below. The fees payable to ORFG for the services it is providing currently (the "Existing Fees") are operating expenses of the Operating Partnerships that are payable prior to the payment of interest on the Existing MRBs.

    ORFG receives an acquisition fee from OTEF II for finding, analyzing and acquiring a New Asset. The acquisition fee, which is payable on the closing of any transaction in which OTEF II acquires a New Asset, is equal to 1.0% of (i) the purchase price paid by OTEF II for the New Asset, or (ii) with respect to a New Asset which is subordinated in payment to senior indebtedness, the sum of (A) the purchase price paid by OTEF II for its subordinated interest and (B) the principal amount of the senior interest, if any; provided, however, that no acquisition fee shall be paid with respect to the principal amount of any such senior interest if OTEF II has not purchased the senior interest and neither the Managing General Partner nor any of its affiliates had any material involvement in the negotiation, structuring or closing of the purchase of the senior interest. In the case of a New Asset which is subordinated in payment to senior indebtedness as of the closing of the transaction in which OTEF II acquires its interest, the maximum acquisition fee payable shall be equal to 2.5% of the purchase price paid by OTEF II for such interest as of the date of closing. For the six months ended June 30, 1999 and 1998 OTEF paid acquisition fees of $0.42 and $0.35 million, respectively.

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

   OTEF II also pays ORFG an advisory fee for managing OTEF II's New Assets after their acquisition. The advisory fee, which is payable monthly, is equal to 0.5% of (i) the purchase price paid by OTEF II for a New Asset, or (ii) with respect to a New Asset which is subordinated in payment to senior indebtedness, the sum of (A) the purchase price paid by OTEF II for its subordinated interest and (B) the principal amount of the senior interest; provided, however, that if an affiliate of the Managing General Partner is receiving fees for property management services pursuant to a property management agreement entered into with the owner of an additional mortgaged property ("Additional Mortgaged Property") the advisory fee will be equal to 0.5% of the purchase price paid by OTEF II for the related New Asset. In addition, if the Managing General Partner receives in any year compensation or fees from an unaffiliated person that serves as the property manager for the Additional Mortgaged Property, the amount of the advisory fee payable with respect to the related New Asset shall be reduced by 50% of any such compensation or fees received by the Managing General Partner. Total advisory fees paid by OTEF II to ORFG for the six months of 1999 and 1998 were approximately $0.17 and $0.09 million, respectively.

   For the six months ended June 30, 1999 and 1998, the Operating Partnerships, paid ORFG total asset management fees of approximately $0.36 million and $0.38 million, respectively. For the six months ended June 30, 1999 and 1998, the original Operating Partnerships also paid ORFG, in the aggregate, $0.35 million of fees pursuant to the OTEF Restructuring Plan Administration/Asset Management Fee Agreement, which amount is equal to 0.25% per annum of the principal amount of the bonds collateralized by the properties owned by the original Operating Partnerships ("Existing Mortgaged Properties"). Oxford affiliates may also receive other fees and expense reimbursements from entities other than OTEF II in connection with the acquisition, financing or refinancing, operation, repair, replacement and improvement of Mortgaged Properties.

     Expense Reimbursements. OTEF II and the Operating Partnerships also reimburse ORFG for certain expenses it incurs in providing services with respect to the mortgaged properties and the administration of OTEF II's affairs. Total reimbursements to the General Partners and their affiliates for the six-month period ended June 30, 1999 and 1998 were approximately $0.41 million, $0.29 million, respectively. The Managing General Partner anticipates that the amount of expense reimbursements payable by OTEF II will increase in accordance with the terms of OTEF II's partnership agreement due, in part, to the additional acquisition and financing activities relating to the Liquidity and Growth Plan. The portion of the expense reimbursement relating to salaries is determined based on the actual time the officers and employees devote to OTEF II based upon their respective wage rate.

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

   Incentive Option Plan. On May 21, 1997, OTEF II adopted an incentive option plan (the "Incentive Option Plan") for the Managing General Partner to attract and retain key employees and advisers. The Incentive Option Plan authorizes the granting to the directors, officers and employees of the Managing General
Partner and certain affiliates of options to purchase 652,125 OTEF II BACs (on a post-split basis), representing approximately 8.2% of the outstanding OTEF II BACs on a fully diluted basis. Such options are exercisable for 10 years. The Managing General Partner has awarded all of the OTEF II BACs authorized under the terms of the Incentive Option Plan. Of the 652,125 options, 613,000 were fully vested upon issuance and 39,125 are vested equally over 3 years commencing January 1, 1998. The exercise price for all options is $23.88 per BAC, which approximated the fair market value at the date of grant. At June 30, 1999 the BAC market price of $24.56 was not materially different than the option exercise price. Since the date of grant, no options have been exercised.

  Guarantees and Pledges. In connection with the Lakeside North and Summerwalk investments, OTEF II, along with the operating partnership that owns the applicable property, executed a guaranty agreement relating to payment of issuer and trustee fees and expenses (including expenses of their respective counsel), as well as an indemnity agreement relating to environmental matters pertaining to the property. OTEF II obtained Phase I environmental site assessment reports for these investments which,  subject  to  the  limitations  stated  therein,  conclude generally that no adverse environmental conditions requiring remediation exist at either site. Accordingly, the Managing General Partner believes that OTEF II does not have material financial exposure under these agreements. In connection with the Carpenter bond securitization, OTEF II pledged the $10.3 million of Dallas bonds as collateral. In connection with the River Reach investment transaction, OTEF II executed a standby reimbursement agreement with a Merrill Lynch affiliate which effectively guarantees the obligations of the Naples Borrower to Banco Santander. OTEF II may execute similar agreements in connection with new investments made after the date of this report.


Note 5.  Subsequent Events.

    Distributions.    On  August 13, 1999, the  Managing  General
Partner paid a distribution of $0.52 per BAC and $12.38 per SQB to holders of record as of June 30, 1999.

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

  All phone calls relating to such transfers should be directed to:
                    Registrar and Transfer Company
                    Stock Transfer Department
                    1-800-368-5948

  GENERAL INFORMATION
  All general inquiries relating to OTEF II should be directed to OTEF II Investor Services at 1-888-321-OTEF.

  The  Quarterly Report on Form 10-Q for the quarter  ended  June
  30,  1999,  filed with the Securities and Exchange  Commission, is  available  to  SQB  and OTEF II  BAC  Holders  and  may  be obtained by writing:
                        Investor Services
          Oxford Tax Exempt Fund II Limited Partnership
                7200 Wisconsin Avenue, 11th Floor
                    Bethesda, Maryland  20814
                         1-888-321-OTEF

             ALSO VISIT OUR WEB SITE AT WWW.OTEF.COM