Form 10-Q
period 1999-09-30
OXFORD TAX EXEMPT FUND II LTD PARTNERSHIP
filed 1999-11-12
CIK 793977

=================================================================

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                            FORM 10-Q
(Mark One)
/X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1999

                               OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _______ to _______

                Commission file number:  0-25600

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)

              Maryland                      52-1394232
   -------------------------------     ----------------------
   (State or other jurisdiciton of     (I.R.S. Employer
    incorporation or organization)      Identification No.)

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

At September 30, 1999, the following classes of beneficial assignee interests of Oxford Tax Exempt Fund II Limited Partnership were outstanding: (i) 7,337,425 beneficial assignee interests ("BACs") with an aggregate market value ($24 per share) of $176,098,200, and (ii) 777 Status Quo BACs ("SQBs").

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

Item 2.  Management's   Discussion   and   Analysis  of Financial
         Condition and Results of Operations.

       A discussion of OTEF II's financial condition and results of operations for the three and nine-month period ended September 30, 1999 is incorporated herein by reference to sequentially numbered pages 6 through 14 entitled "Report of Management" included in OTEF II's Quarterly Report (Unaudited).

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

(20) Report furnished to Security Holders.

     Oxford Tax Exempt Fund II Limited Partnership's Quarterly
     Report (Unaudited) dated September 30, 1999, follows on sequentially numbered pages 5 through 29 of this report.

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


                   Oxford Tax Exempt Fund II Limited Partnership

                   By: Oxford Tax Exempt Fund II Corporation,
                       Managing General Partner of the registrant


Date: 11/12/99     By: /S/ Richard R. Singleton
      --------         ------------------------------------------
                       Richard R. Singleton,
                       Senior Vice President and
                         Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: 11/12/99     By: /S/ Francis P. Lavin
      --------         ------------------------------------------
                       Francis P. Lavin,
                       Director and President

Date: 11/12/99     By: /S/ Robert B. Downing
      --------         ------------------------------------------
                       Robert B. Downing,
                       Director and Executive Vice President

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                        Quarterly Report
                           (Unaudited)

                       September 30, 1999




















     CONTENTS
     Report of Management
     Balance Sheets
     Statements of Income and Comprehensive Income
     Statement of Partners' Capital
     Notes to Financial Statements
     Instructions for Investors who wish to reregister or transfer OTEF II BACs

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

        The following report provides information about the financial condition of Oxford Tax Exempt Fund II Limited
Partnership, a Maryland limited partnership ("OTEF II" or the "Partnership"), as of September 30, 1999, and its results of operations and cash flows for the period then ended. This report and analysis should be read together with the financial statements and related notes thereto and the selected financial data appearing elsewhere in this Quarterly Report.

Recent Developments

      Distribution for the Quarter ended September 30, 1999. On September 15, 1999, the Managing General Partner declared a distribution for the quarter ended September 30, 1999 in the amount of $0.52 per BAC and $6.19 per SQB holder. For BAC holders, this represents an increase of 2% over the distribution for the prior comparative period, and is the same amount as the distribution paid for the second quarter of 1999. These distributions are payable on November 12, 1999 to holders of record on September 30, 1999.

       Investment Transactions. OTEF II is continuing work on a number of transactions, including at least one transaction that is expected to close later this year. On November 1, 1999, the Apollo and San Bruno bonds were remarketed. See Existing MRBs below. As previously reported, OTEF II is also working on bond refunding and refinancing transactions with respect to the Summerwalk property and the River Reach property. The senior tax-exempt bonds secured by these properties are currently held by third parties. Based on its preliminary discussions, the Managing General Partner anticipates consummating refunding or refinancing transactions for these properties.

      Book Value. OTEF II has determined the fully diluted book value of the BACs to be $35.47 as of September 30, 1999, taking into account the Incentive Options.

       Status Quo BACs. As of October 31, 1999, 6,169 SQBs, or approximately 89% of the 6,946 SQBs outstanding at December 31, 1998, had been converted to 154,225 BACs in accordance with the voluntary exchange offer made by OTEF II earlier this year. The voluntary exchange offer expired on July 31, 1999.

      As previously reported, since substantially all of the SQBs outstanding at December 31, 1998 have been exchanged for BACs, the remaining SQBs have been allocated increased shares of administrative costs, which are relatively fixed costs that are not dependent on the number of SQBs outstanding. For the quarter ended September 30, 1999, these costs exceeded income resulting in a net loss of $4.56 per SQB. Accordingly, the September 30, 1999 distribution will be paid exclusively from existing cash reserves allocable to remaining SQB holders.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

      Based on OTEF II's existing cash reserves allocable to the remaining SQBs and the Managing General Partner's estimates of allocable interest payments received by OTEF II from recurring cash flow and expenses allocable to SQB holders, the current level of SQB quarterly distributions can only be maintained through the fourth quarter of 1999 before these cash reserves are substantially depleted. Thereafter, in the absence of a sale of any remaining SQB assets, or a redemption by one or more borrowers of the bonds in which SQB holders have an ownership interest, or some other transaction of a capital nature, it is anticipated that SQB holders will continue to realize net losses and the SQBs will no longer receive quarterly distributions payable from recurring operations. See Existing MRBs. Continued losses will cause a reduction in the SQB capital accounts, which will reduce the amount of net proceeds from any future capital transaction otherwise payable to SQB holders.

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

      Current Position. OTEF II uses its cash receipts primarily for distributions to BAC Holders, SQB Holders and its General Partners, to pay administrative expenses, and to acquire New Assets and pay the costs and expenses relating to such

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

transactions. As of September 30, 1999, OTEF II held approximately $10.3 million in cash and cash equivalents, a decrease of $7.7 million, or approximately 43%, from the $18 million in cash and cash equivalents held as of December 31, 1998. This decrease in OTEF II's cash and cash equivalents is primarily attributable to the Lakeside North and River Reach investment transactions that closed during the second quarter. Total assets increased approximately $9.3 million over the amount reported at December 31, 1998. Total liabilities of OTEF II shown on the balance sheet increased by approximately $5.1 million to approximately $57.1 million as of September 30, 1999 from $52 million at December 31, 1998, due to a net $5 million increase in financing debt.

       Financing Transactions. OTEF II undertakes securitization transactions with respect to its bond portfolio from time to time to enhance its overall return on investment and to generate proceeds, which facilitate the acquisition of New Assets. OTEF II has securitized approximately $76.8 million of its bond portfolio by assigning these bonds to a Merrill Lynch affiliate which, in turn, deposited them into trusts. The trusts, in turn, sold to institutional investors senior, floating rate securities credit enhanced by a Merrill Lynch affiliate. These senior securities have first priority on the debt service payments related to the bonds held in these trusts. OTEF II has acquired all the subordinated interests in these trusts, aggregating approximately $15 million, and received the proceeds, net of transaction costs from the sale of the senior securities. In addition, in a recent transaction involving the Carpenter bonds, OTEF II acquired approximately $9 million of senior trust interests, which may be sold at any time to provide cash to OTEF II for new acquisitions or for any other purpose. OTEF II has certain rights to repurchase and/or refinance the bonds and to repurchase the senior securities and, therefore, retains a level of control over the bonds. These securitization transactions provide low-cost financing for OTEF II's growth. The portion of the net proceeds from these transactions that is not invested in New Assets is temporarily invested in liquid tax-exempt money market securities.

       In connection with these transactions, OTEF II converted the interest rate mode on the Series A Bonds involved in these transactions from an annual reset to weekly floaters. On August 22, 1997, and September 21, 1998, OTEF II purchased three-year interest rate caps on a notional amount of approximately $27 million and $30 million, respectively, to minimize the effects of interest rate volatility. Under these arrangements, if the average short-term, tax-exempt interest rates during the term of the cap increase above a specified level (6% and 4.5%, respectively), the counter-party to the interest rate cap transaction is required to pay directly to OTEF II the amount by which such rates exceed the specified level. Through September 30, 1999 no payments were required to be made by the counter-party pursuant to these interest cap agreements.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

       For financial statement purposes, these transactions are accounted for as financing transactions. The amount of bonds financed, approximately $76.8 million, is reflected as Securities Held in Trust, the net cash proceeds not reinvested are classified as Cash and Cash Equivalents and the difference between the principal amount of the bonds financed and the principal amount of the subordinated interests acquired by OTEF II is classified as financing debt on OTEF II's balance sheet. The aggregate financing debt at September 30, 1999 was approximately $52.6 million, compared to $47.6 million as of December 31, 1998. OTEF II's financing debt represents approximately 16% of OTEF II's total assets (or 28% of OTEF II's total assets if the entities in which OTEF II has made a subordinated debt investment were consolidated). Due to the credit enhancement provided by a Merrill Lynch affiliate in connection with the securitization transactions, and favorable underwriting characteristics (generally, low loan-to-value and high debt coverage), this financing debt bears interest at the BMA weekly floating bond index plus approximately 80 to 150 basis points (including credit enhancement, trustee and related fees). This rate averaged 4.63% from the date of closing through December 31, 1997 and 4.33% for the twelve months of 1998 and 4.03% for the nine months ended September 30, 1999. The credit enhancement associated with approximately $27.2 million of this financing debt was extended this summer from August 22, 1999 to August 15, 2000. The remaining $20.4 million of financing debt must be renewed or refinanced by February 19, 2000 (approximately $9.6 million) and April 15, 2000 (approximately $10.8 million). While OTEF II is not an obligor and, therefore, is not liable for repayment of this financing debt, the Securitized Bonds (in which OTEF II owns approximately $15 million of subordinated interests through the trusts) are in effect collateral for this financing debt. Based on its preliminary discussions with financing sources, the Managing General Partner believes that OTEF II will be able to extend the credit enhancement or refinance this financing debt, although no assurances can be given.

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

       Original Refunding Bonds. OTEF II has acquired refunding bonds ("Original Refunding Bonds") for twelve of the fifteen Existing MRBs, representing approximately 88% of the face amount of the original bond portfolio. The Original Refunding Bonds currently held by OTEF II consist of senior bonds ("Series A Bonds") and subordinated bonds ("Series B Bonds"). This senior/subordinated structure has allowed OTEF II to undertake several financing transactions involving the Series A Bonds

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

allocable to BAC Holders, as well as other bonds acquired by OTEF II pursuant to the Liquidity and Growth Plan ("Liquidity Assets"). OTEF II retained the related Series B Bonds for the benefit of the BAC Holders, and retained the portion of both the Series A Bonds and the Series B Bonds that are designated as Status Quo Assets and held for the benefit of SQB Holders.

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

       Series A Bond Interest and Principal. The Series A Bonds require pre-determined annual sinking fund redemptions based on a 27-year amortization schedule beginning in the fourth year, calculated with an assumed rate of interest of 5.6% per year. In the annual reset mode, Series A Bond interest was set initially at closing of the refundings and is reset annually, thereafter, at a market rate based upon a percentage of the then prevailing one-year U.S. Treasury Bill rate, with a maximum rate of 5.6% per annum. The initial interest rate on the Series A Bonds that have been issued to date was 4.9%. The interest rate on seven of the Series A Bonds retained by OTEF II was reset on November 1, 1999 to 4.88%; the interest rate on three Series A Bonds retained by OTEF II was reset on December 1, 1998 to 4.01%. On January 1, 1999, the interest rate on another Series A Bond retained by OTEF II was reset to 4.03%, and the interest rate on another Series A Bond was reset on March 1, 1999 to 4.32%. The interest rate on the Series A Bonds involved in the financing transactions described above was converted from annual reset to a weekly floating rate based on a spread over the BMA index. The weighted averaged rate was 4.63% from the date of closing through December 31, 1997, 4.33% for the twelve months of 1998 and 3.98% for the nine months ended September 30, 1999. Upon a remarketing, the Series A Bonds may be converted to a different interest rate mode (fixed or floating) and the interest rates may be modified at that time to reflect the prevailing market interest rates for whatever rate mode and remaining term is then applicable.

       Series  B  Bonds.   The term of each Series  B  Bond  and,
accordingly, each Mortgage Loan is 30 years following the date of refunding.

       Series B Bond Interest and Principal. The Series B Bonds accrue interest equal to the product of the Combined Rate (as defined below) multiplied by the total combined principal balance

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

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

       Other Sources. In connection with the closing of the Original Refunding Bonds, the applicable Operating Partnerships entered into certain pooling agreements that provide under certain circumstances additional sources of funds to enable them to pay their respective debt service on the Series A Bonds and the Series B Bonds and related fees and expenses. As of September 30, 1999, the aggregate amount of net excess cash flow held in the Operating Partnership escrows was approximately $3.6 million, including deposits from September's cash flow compared to $2.2 million at the end of 1998.

Existing MRBs

     At September 30, 1999, OTEF II held Existing MRBs for two of the Operating Partnerships. As of September 30, 1999, the two Operating Partnerships had cumulative unpaid Base Interest and interest on interest at 8.25% per annum of approximately $5.5 million with respect to these Existing MRBs. The unpaid Base Interest is not accrued on OTEF II's financial statements.

      As required under the trust indentures for the Existing MRBs, on November 1, 1999, the Existing MRBs for the Apollo and San Bruno Operating Partnerships were remarketed, which means that OTEF II exchanged the Existing MRBs for new bonds that bear a fixed rate of interest to maturity at a market rate determined by a remarketing agent. The remarketing agent determined the fixed rate of interest on the San Bruno bonds to be 9% per annum. The trust indenture for the Apollo bonds specified that the fixed rate of interest on the remarketed bonds was the lower of the rate established by the remarketing agent or 150 basis points in excess of the Bond Buyer 20-bond index. The new rate was determined to be 7.49% on the remarketing date. The original maturity date of November 2009 was not changed for these Existing MRBs.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

      In addition, in connection with the remarketing, the San Bruno and Apollo Operating Partnerships delivered to OTEF II interest-bearing, demand promissory notes, dated November 1, 1999, in the amount of $8,833,577 and $5,181,076.36, respectively. The principal amount of the San Bruno note reflects contingent interest in the amount of $8,599,800 due and payable on the remarketing date together with accrued but unpaid base interest; the principal amount of the Apollo note reflects accrued but unpaid interest only since no contingent interest was due and payable on the remarketing date. The demand notes bear floating rate interest at the short-term applicable federal rate. The contingent interest owed by the San Bruno Operating
Partnership has not been accrued on OTEF II's financial statements through September 30, 1999.

      OTEF II is continuing to explore with the Apollo Operating Partnership a possible bond restructuring or refinancing transaction. The Managing General Partner currently believes that the amount of the Apollo bond and cumulative unpaid base interest exceeds the value of the property owned by the Apollo Operating Partnership. The San Bruno Operating Partnership is currently considering a refinancing of its mortgage indebtedness in addition to a possible bond restructuring or other capital transaction. The Managing General Partner currently believes that the value of the property owned by the San Bruno Operating Partnership exceeds the combined outstanding principal balance of the San Bruno bond in the amount of $26,060,000 and the new demand note in the amount of $8,833,577 described above, and that OTEF will realize the value of the San Bruno bond and the demand note through a future sale, securitization, refinancing or other capital transaction involving the bond and/or the note, or a repayment of the bond and note by the San Bruno Operating Partnership in accordance with the terms of such instruments.

Results of Operations

       OTEF  II  Distributions.  Distributions to  Partners  will amount to approximately $3.9 million, or $0.52 per BAC and  $6.19
per  SQB  holder  of  record  as of September  30,  1999.   These
distributions are payable on November 12, 1999.

       OTEF II's Three-Month Operations. For financial statement purposes, Net Income allocated to BAC holders and Net Income per BAC was $5.1 million and $0.689, respectively, for the three-month period ended September 30, 1999, as compared to $4.6 million and $0.637, respectively, for the three-month period ended September 30, 1998, representing an increase of approximately 8.2% over the prior comparative period. OTEF II's total interest earned and expenses including finance interest expense for the third quarter increased by approximately 10% and 19%, respectively, over the prior comparative period. The increase in net income is the result of additional interest on New Assets and taxable loans exceeding the costs associated with

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

the implementation of the Liquidity & Growth Plan that were not incurred in the prior comparative period.

      OTEF II's Nine-Month Operations. For financial statement purposes, Net Income allocated to BAC holders and Net Income per BAC was $14.5 million and $1.983, respectively, for the nine-month period ended September 30, 1999, as compared to $13.2 million and $1.840, respectively, for the nine-month period ended September 30, 1998, representing an increase of approximately 7.7% over the prior comparative period. OTEF II's 1999 total interest earned and expenses including finance interest expense for the nine-month period increased by approximately 10.9% and 27.4%, respectively, over the prior comparative period. The increase in net income is the result of additional interest on New Assets and taxable loans exceeding the costs associated with the implementation of the Liquidity & Growth Plan that were not incurred in the prior comparative period. Due to OTEF II's voluntary exchange program, there were 7,337,425 BACs outstanding as of September 30, 1999 compared to 7,185,200 as of September 30, 1998.

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

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

CIRCUMSTANCES OCCURRING SUBSEQUENT TO THE FILING OF THE FORM 10 K
WITH THE SEC OR OTHERWISE TO REVISE OR UPDATE ANY ORAL OR WRITTEN
FORWARD-LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO  TIME  BY
OR ON BEHALF OF OTEF II.

Oxford Tax Exempt Fund II Limited Partnership
-----------------------------------------------------------------------------
Balance Sheets (in thousands, except per BAC and SQB amounts)
(Unaudited)
-----------------------------------------------------------------------------
                                                   September 30, December 31,
                                                       1999          1998
                                                    (Unaudited)
-----------------------------------------------------------------------------
Assets
  Investments in tax-exempt securities                  $200,701    $213,900
  Investments in tax-exempt securities held in trust      76,765      62,565
  Taxable investments and loans                           26,529      11,840
  Cash and cash equivalents                               10,290      18,011
  Other assets                                             4,065       2,770
-----------------------------------------------------------------------------
        Total Assets                                    $318,350    $309,086
=============================================================================
Liabilities and Partners' Capital
  Liabilities
    Financing debt                                        52,614    $ 47,614
    Distributions payable                                  3,899       3,826
    Accounts payable and accrued expenses                    552         573
-----------------------------------------------------------------------------
        Total Liabilities                                 57,065      52,013
-----------------------------------------------------------------------------
Partners' Capital
  General Partners' Interests                             (2,211)     (2,275)
  Limited Partners' Interests:
    Beneficial Assignee Interests (7,499,875 interests
      issued and 7,337,425 and 7,183,200 interests
      outstanding as of September 30, 1999 and
      December 31, 1998,respectively)                    167,216     160,632
    SQB Interests (12,587 interests issued and 777 and
      6,946 interests outstanding as of September 30,
      1999 and December 31, 1998, respectively)              411       3,849
  Accumulated other comprehensive income                  95,869      94,867
-----------------------------------------------------------------------------
        Total Partners' Capital                          261,285     257,073
-----------------------------------------------------------------------------
        Total Liabilities and Partners' Capital         $318,350    $309,086
=============================================================================
The accompanying notes are an integral part of these financial statements.


Oxford Tax Exempt Fund II Limited Partnership
-----------------------------------------------------------------------------
Statements of Income and Comprehensive Income (in thousands, except per BAC amounts) (Unaudited)
-----------------------------------------------------------------------------
                                             Three months      Nine months
                                                 ended            ended
                                             September 30,    September 30,
                                            ---------------  ---------------
                                             1999    1998     1999     1998
-----------------------------------------------------------------------------
Interest Earned
  Interest on investments in
    tax-exempt securities                  $ 4,597  $4,593  $14,189  $13,655
  Interest on investments in
    tax-exempt securities held in trust        901     665    2,229    1,808
  Interest on taxable investments & loans      718     318    1,390      491
  Other, tax-exempt income                      92     157      370      440
-----------------------------------------------------------------------------
      Total Interest Earned                  6,308   5,733   18,178   16,394
-----------------------------------------------------------------------------
  Finance interest expense                    (536)   (500)  (1,510)  (1,320)
-----------------------------------------------------------------------------
      Net Interest Margin                    5,772   5,233   16,668   15,074
-----------------------------------------------------------------------------
Expenses
  Governance and administrative expenses      (251)   (215)    (821)    (663)
  Other liquidity and growth expenses         (363)   (251)  (1,006)    (636)
-----------------------------------------------------------------------------
      Total Expenses                          (614)   (466)  (1,827)  (1,299)
=============================================================================
Net income                                 $ 5,158  $4,767  $14,841  $13,775
=============================================================================
Other comprehensive income:
  Unrealized (loss) gains on investments   $(2,280) $4,913  $ 1,002  $ 6,550
=============================================================================
Comprehensive income                        $2,878  $9,680  $15,843  $20,325
=============================================================================
Net income allocated to BAC holders         $5,058  $4,576  $14,534  $13,222
=============================================================================
Net income per BAC                          $0.689  $0.637   $1.983   $1.840
=============================================================================
Weighted Average BACs outstanding            7,337   7,185    7,329    7,185
=============================================================================
Net income per BAC-assuming dilution<F1>    $0.688  $0.631   $1.978   $1.821
=============================================================================
Weighted Average BACs outstanding -
  assuming dilution<F1>                      7,352   7,252    7,347    7,262
=============================================================================
Distribution per BAC                        $0.520  $0.510   $1.550   $1.515
=============================================================================

       16-continued

<F1> Reflects the dilutive effect of unexercised stock options.

 The accompanying notes are an integral part of these financial statements.

Oxford Tax Exempt Fund II Limited Partnership
------------------------------------------------------------------------------
Statement of Partners' Capital (in thousands, except per BAC and SQB amounts)
(Unaudited)
------------------------------------------------------------------------------
                                       Limited Partner    Accumulated
                                           Interest          Other
                             General  ------------------ Comprehensive
                             Partners   BACs       SQBs      Income   Total
------------------------------------------------------------------------------
Balance, December 31, 1998   $(2,275)  $160,632   $3,849   $94,867  $257,073
==============================================================================
Comprehensive Income:

Net Income, including
  $0.644 per BAC and $7.57
    per SQB                       97      4,711       13         0     4,821

Unrealized gains on
  investments                      0          0        0     2,774     2,774
                             -------------------------------------------------
  Total comprehensive income      97      4,711       13     2,774     7,595

Allocation of SQB Capital          0      2,875   (2,875)        0         0

Distributions payable to
  Partners including $0.51
    per BAC and $12.38
    per SQB                      (77)    (3,730)     (22)        0    (3,829)
==============================================================================
Balance, March 31, 1999
(Unaudited)                  $(2,255)  $164,488   $  965   $97,641  $260,839
==============================================================================
Comprehensive Income:

Net Income (loss),
  including $0.650 per BAC
    and $(0.340) per SQB          97      4,765        0         0     4,862

Unrealized gains on
  investments                      0          0        0       508       508
                             -------------------------------------------------
  Total comprehensive income      97      4,765        0       508     5,370

Allocation of SQB Capital          0        499     (499)        0         0

Distributions payable to
  Partners including $0.52
    per BAC and $12.38
    per SQB                      (78)    (3,816)     (10)        0    (3,904)
==============================================================================
Balance, June 30, 1999
(Unaudited)                  $(2,236)  $165,936   $  456   $98,149  $262,305
==============================================================================
       17-continued

Comprehensive Income:

Net Income (loss),
  including $0.689 per BAC
    and $(4.560) per SQB         103      5,058       (3)        0     5,158

Unrealized gains on
  investments                      0          0        0    (2,280)   (2,280)
                             -------------------------------------------------
  Total comprehensive income     103      5,058       (3)   (2,280)    2,878

Allocation of SQB Capital          0         37      (37)        0         0

Distributions payable to
  Partners including $0.52
    per BAC and $6.19
    per SQB                      (78)    (3,815)      (5)        0    (3,898)
==============================================================================
Balance, September 30, 1999
(Unaudited)                  $(2,211)  $167,216   $  411   $95,869  $261,285
==============================================================================
 The accompanying notes are an integral part of these financial statements.


Oxford Tax Exempt Fund II Limited Partnership
-----------------------------------------------------------------------------
Statements of Cash Flows (in thousands) (Unaudited)
-----------------------------------------------------------------------------
                                                        Nine months ended
                                                          September 30,
                                                     ------------------------
                                                        1999        1998
-----------------------------------------------------------------------------
Operating Activities:
  Net income                                          $14,841      $13,775
  Adjustments to reconcile net income
    to net cash provided by operating activities:
  Changes in Accounts payable and accrued expenses        (21)        (882)
-----------------------------------------------------------------------------
Net cash provided by operating activities              14,820       12,893
-----------------------------------------------------------------------------
Investing Activities:
  Investment in new assets                            (14,689)     (14,944)
  Litigation Settlement Payments<F1>                        0       (1,538)
  Increase in other assets, net<F2>                    (1,295)        (362)
  Redemption of SQB interests                               0          (80)
-----------------------------------------------------------------------------
Net cash used in investing activities                 (15,984)     (16,924)
-----------------------------------------------------------------------------
Financing activities:
  Increase in financing debt                            5,000       20,440
  Distributions paid                                  (11,557)     (11,263)
-----------------------------------------------------------------------------
Net cash (used) provided by financing activities       (6,557)       9,177
-----------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents   (7,721)       5,146
Cash and cash equivalents, beginning of period         18,011       11,694
-----------------------------------------------------------------------------
Cash and cash equivalents, end of period              $10,290      $16,840
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

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

Note 1.  Financial Statements

       The financial statements reflect all adjustments which, in the opinion of the Managing General Partner of Oxford Tax Exempt Fund II Limited Partnership ("Oxford Tax Exempt Fund II," "OTEF II" or the "Partnership"), are necessary to present fairly OTEF II's financial position as of September 30, 1999 and December 31, 1998, the Statements of Income and Comprehensive Income for the three and nine-month periods ended September 30, 1999 and 1998, the Statement of Partners' Capital as of September 30, 1999, and the Statements of Cash Flows for the nine-month period ended September 30, 1999 and 1998, and the notes thereto, in accordance with generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements and notes included in the Partnership's Annual Report for the year ended December 31, 1998.

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

       Comprehensive Income. Comprehensive income includes both "Net Income" and "Other Comprehensive Income". OTEF's only source of "other comprehensive income" is related to the change in the valuation of its tax-exempt investments to market which results in unrealized gains or losses previously charged to an equity account under SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities". SFAS 130 does not require presentation of comprehensive earnings per share. For the three months ended September 30, 1999 OTEF II reported on unrealized loss on investments in tax exempt securities of approximately $2.2 million due to upward market fluctuations in interest rates which resulted in a higher discount of the bonds. For the nine month period ended September 30, 1999 and 1998, OTEF recorded "Other Comprehensive Income" from unrealized gains on its investment in tax-exempt securities of approximately $1 million and $6.6 million, respectively. Cumulative "Other Comprehensive Income" from unrealized gains on investments was $95.9 million and $85.1 million at September 30, 1999 and 1998, respectively.

      Investments. As previously reported, on September 1, 1995, the then Existing MRBs were transferred from OTEF to OTEF II at their book value of approximately $153 million. The OTEF II Managing General Partner estimated at September 30, 1999 that the fair value of the Original Refunding Bonds and the Existing MRBs was approximately $248.8 million and, accordingly, unrealized appreciation on these investments of $95.9 million is recorded as a credit to partners' capital. The current fair value of the Existing MRBs was determined by the Managing General Partner using the same cash flow methodology applied by a major investment banking firm in connection with structuring advice rendered to OTEF II and its predecessor with respect to the 1995 OTEF Restructuring Plan. The Series A Bonds are valued at par based on comparable municipal bond securities, and all other bonds (the Existing MRBs and the Series B Bonds) are valued based on a discounted cash flow analysis. For this purpose the applicable cash flows are based on certain assumptions concerning the Properties and the markets in which they are located, including the timing and realization of such cash flows. The Dallas and Jacaranda bonds are recorded at cost, which approximates their fair market values at September 30, 1999. Due to the recent securitization transaction with Merrill Lynch the Carpenter Bonds were adjusted to their face amount of $14.2 million.

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

       Investments are accounted for using the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Under this method the investments are reflected at their current estimated fair value, with cumulative unrealized gains or losses being credited or charged as unrealized gains or losses on investments directly to partners' capital, rather than the
Statement of Income. Interest on all bonds other than the Existing MRBs are recorded as interest income as earned. Interest income on the Existing MRBs is recorded based on current projected cash flows. Accrued interest on the Series A and Series B and New bonds as of September 30, 1999 and 1998 was $1.6 million, $1.5 million, respectively.

       Accounting for earnings per share. Basic earnings per share, a measure required by the Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), does not include incentive BAC options as common share equivalents. Diluted earnings per share reflects the potential dilution that could occur if such options or other contracts to issue shares were exercised or resulted in the issuance of an incremental amount of new shares based on the Treasury Method. The Treasury Method assumes that the proceeds from exercise of the options are used to purchase shares at the average market price during the three month reporting period, which was $24.42 and $26.62 for September 30, 1999 and 1998, respectively. The incremental shares (the difference between the number of shares assumed issued and the
number   of  shares  assumed  purchased)  is  included   in   the
denominator of the diluted earnings per share computation. "Incremental" BAC shares were approximately 7,347,000 and 7,262,000 for September 30, 1999 and 1998, respectively.

       Net Income and Distributions per BAC and SQB. Net income and distributions per BAC and net income and distributions per SQB are based upon the weighted average number of BACs and SQBs outstanding during the applicable period. For the first quarter of 1997 there were 7,499,875 BACs outstanding. On April 1, 1997, 314,675 BACs were converted to 12,587 SQBs, leaving 7,185,200 BACs outstanding at September 30, 1997. In December 1998, OTEF purchased 2,000 BACs on the open market in accordance with its BAC repurchase program, leaving 7,183,200 BACs outstanding at December 31, 1998. During the third quarter of 1997, 5,494 SQBs were redeemed for a total cost of $3.0 million. An additional 147 SQBs were redeemed during 1998, leaving 6,946 SQBs outstanding at December 31, 1998. In the first nine months of 1999, 6,169 of the remaining 6,946 SQBs were converted to 154,225 BACs in accordance with OTEF II's voluntary exchange offer, which expired on July 31, 1999. At March 31, 1999 there were 7,312,950 BACs and 1,756 SQBs outstanding. In the second quarter of 1999 an additional 910 SQBs were converted to 22,750 BACs. In the third quarter of 1999 and additional 69 SQBs were converted to 1,725 BACs. At September 30, 1999 there were 7,337,425 BACs and

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

777  SQBs  outstanding.  For the nine-months ended September  30,
1999, approximately $0.05 million of general and administrative costs were incurred in connection with the exchange program.

      Statements of cash flows. The statements of cash flows are intended to reflect only cash receipts and cash payment activity. The statements do not reflect investing and financing activity that affect recognized assets or liabilities that do not result in cash receipts or cash payments. This non-cash activity consists of distributions payable to Partners, SQB Holders, and BAC Holders of approximately $3.9 million and $3.8 million at September 30, 1999 and 1998, respectively.

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

       The SQB Holders do not share in the growth or other benefits expected to be achieved under the Liquidity and Growth Plan. In addition, the SQBs will not be allocated any capital losses for federal income tax purposes that may result from the disposition of the Original Refunding Bonds or interests therein or new assets in connection with a financing undertaken pursuant to the Liquidity and Growth Plan. A schedule of SQB income
(loss) for the three and nine-months ended September 30, 1999 is as follows:

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

-----------------------------------------------------------------
           STATEMENT OF STATUS QUO BAC INCOME (LOSS)
        (in thousands, except per SQB interest amounts)
                         (Unaudited)
-----------------------------------------------------------------
                                   Three Months     Nine Months
                                       Ended           Ended
                                   September 30,   September 30,
                                  --------------- ---------------
                                     1999  1998     1999  1998
                                  --------------- ---------------
Revenues
  Interest on Bonds                $   12  $  108  $   56 $  320
  Other Interest                        0       3       1      9
-----------------------------------------------------------------
                                       12     111      57    329

Expenses
  Governance and Administration       (15)    (16)    (47)   (50)
  Litigation expenses                   0       0       0     (2)
-----------------------------------------------------------------
Net income to SQB holders          $   (3) $   95  $   10 $  277
=================================================================
Other comprehensive income:
  Unrealized gains on investment        1     114      14    152
=================================================================
Comprehensive income               $   (2) $  209  $   24 $  429
=================================================================
Weighted average SQBs outstanding     777   6,946   1,126  6,977
=================================================================
Net income (loss) per SQB interest $(4.56) $13.77  $ 8.40 $39.72
=================================================================
Distribution per SQB interest      $ 6.19  $12.38  $30.95 $37.14
=================================================================

      As previously reported, since substantially all of the SQBs outstanding at December 31, 1998 have been exchanged for BACs, the remaining SQBs have been allocated increased share of administrative costs, which are relatively fixed costs that are not dependent on the number of SQBs outstanding. For the quarter ended September 30, 1999, these costs exceeded income, resulting in a net loss of $4.56 per SQB. Accordingly, the September 30, 1999 distribution will be paid exclusively from existing cash reserves allocable to remaining SQB holders. In the absence of a sale of any remaining SQB assets, a redemption by one or more Operating Partnerships of the bonds in which SQB holders have an ownership interest, or some other capital transaction, the Managing General Partner expects that SQB holders will continue to realize net losses in the future.

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

       Based on OTEF II's existing cash reserves allocable to the remaining SQBs and the Managing General Partner's estimates of allocable interest payments received by OTEF II from recurring cash flow and expenses allocable to SQB holders, the current level of SQB quarterly distributions can only be maintained through the fourth quarter of 1999 before these cash reserves are substantially depleted. Thereafter, in the absence of a sale of any remaining SQB assets, or a redemption by one or more borrowers of the bonds in which SQB holders have an ownership interest, or some other transaction of a capital nature, it is anticipated that SQBs will no longer receive quarterly distributions payable from recurring operations. Continued losses will cause a reduction in the SQB capital accounts, which will reduce the amount of net proceeds from any future capital transaction otherwise payable to SQB holders. See Note 5.

Note 4.  Related Party Transactions

       Interests in OTEF II and the Operating Partnerships. The General Partners own interests in OTEF II that entitle them to receive a share of OTEF II's cash flow and possibly, sale, refinancing and liquidation proceeds. Distributions to the General Partners totaled approximately $0.08 million for three
months   ended  September  30,  1999  and  September  30,   1998,
respectively.

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

       Fees. For the nine months ended September 30, 1999 and 1998 total fees paid to Oxford Realty Financial Group, Inc. ("ORFG") and other Oxford affiliates by OTEF II or the Operating Partnerships amounted to approximately $1.8 million and $1.6 million, respectively, as discussed below.

       ORFG provides various asset management-related services relating to the Mortgaged Properties and OTEF II's investment therein. It also provides additional services in connection with OTEF II's investment in New Assets, as described below. The fees payable to ORFG for the services it is providing currently (the

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

"Existing   Fees")  are  operating  expenses  of  the   Operating
Partnerships that are payable prior to the payment of interest on the Existing MRBs.

       ORFG receives an acquisition fee from OTEF II for finding, analyzing and acquiring a New Asset. The acquisition fee, which is payable on the closing of any transaction in which OTEF II acquires a New Asset, is equal to 1.0% of (i) the purchase price paid by OTEF II for the New Asset, or (ii) with respect to a New Asset which is subordinated in payment to senior indebtedness, the sum of (A) the purchase price paid by OTEF II for its subordinated interest and (B) the principal amount of the senior interest, if any; provided, however, that no acquisition fee shall be paid with respect to the principal amount of any such senior interest if OTEF II has not purchased the senior interest and neither the Managing General Partner nor any of its affiliates had any material involvement in the negotiation, structuring or closing of the purchase of the senior interest. In the case of a New Asset which is subordinated in payment to senior indebtedness as of the closing of the transaction in which OTEF II acquires its interest, the maximum acquisition fee payable shall be equal to 2.5% of the purchase price paid by OTEF II for such interest as of the date of closing. For the nine months ended September 30, 1999 and 1998 OTEF paid acquisition fees of $0.42 and $0.35 million, respectively.

       OTEF II also pays ORFG an advisory fee for managing OTEF II's New Assets after their acquisition. The advisory fee, which is payable monthly, is equal to 0.5% of (i) the purchase price paid by OTEF II for a New Asset, or (ii) with respect to a New Asset which is subordinated in payment to senior indebtedness, the sum of (A) the purchase price paid by OTEF II for its subordinated interest and (B) the principal amount of the senior interest; provided, however, that if an affiliate of the Managing General Partner is receiving fees for property management services pursuant to a property management agreement entered into with the owner of an additional mortgaged property ("Additional Mortgaged Property") the advisory fee will be equal to 0.5% of the purchase price paid by OTEF II for the related New Asset. In addition, if the Managing General Partner receives in any year compensation or fees from an unaffiliated person that serves as the property manager for the Additional Mortgaged Property, the amount of the advisory fee payable with respect to the related New Asset shall be reduced by 50% of any such compensation or fees received by the Managing General Partner. Total advisory fees paid by OTEF II to ORFG for the nine months of 1999 and 1998 were approximately $0.30 and $0.16 million, respectively.

       For the nine months ended September 30, 1999 and 1998, the Operating Partnerships, paid ORFG total asset management fees of approximately $0.56 million and $0.55 million, respectively. For the nine months ended September 30, 1999 and 1998, the original

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

Operating Partnerships also paid ORFG, in the aggregate, $0.52 million of fees pursuant to the OTEF Restructuring Plan Administration/Asset Management Fee Agreement, which amount is equal to 0.25% per annum of the principal amount of the bonds collateralized by the properties owned by the original Operating Partnerships ("Existing Mortgaged Properties"). Oxford affiliates may also receive other fees and expense reimbursements from entities other than OTEF II in connection with the acquisition, financing or refinancing, operation, repair, replacement and improvement of Mortgaged Properties.

        Expense Reimbursements. OTEF II and the Operating Partnerships also reimburse ORFG for certain expenses it incurs in providing services with respect to the mortgaged properties and the administration of OTEF II's affairs. Total reimbursements to the General Partners and their affiliates for the nine-month period ended September 30, 1999 and 1998 were approximately $0.617 million, $0.460 million, respectively. The Managing General Partner anticipates that the amount of expense reimbursements payable by OTEF II will increase in accordance with the terms of OTEF II's partnership agreement due, in part, to the additional acquisition and financing activities relating to the Liquidity and Growth Plan. The portion of the expense reimbursement relating to salaries is determined based on the actual time the officers and employees devote to OTEF II based upon their respective wage rate.

      Incentive Option Plan. On May 21, 1997, OTEF II adopted an incentive option plan (the "Incentive Option Plan") for the Managing General Partner to attract and retain key employees and advisers. The Incentive Option Plan authorizes the granting to the directors, officers and employees of the Managing General
Partner and certain affiliates of options to purchase 652,125 OTEF II BACs (on a post-split basis), representing approximately 8.2% of the outstanding OTEF II BACs on a fully diluted basis. Such options are exercisable for 10 years. The Managing General Partner has awarded all of the OTEF II BACs authorized under the terms of the Incentive Option Plan. Of the 652,125 options, 613,000 were fully vested upon issuance and 39,125 are vested equally over 3 years commencing January 1, 1998. The exercise price for all options is $23.88 per BAC, which approximated the fair market value at the date of grant. At September 30, 1999 the BAC market price of $24 was not materially different than the option exercise price. Since the date of grant, no options have been exercised.

       Guarantees and Pledges. In connection with the Lakeside North and Summerwalk investments, OTEF II, along with the operating partnership that owns the applicable property, executed a guaranty agreement relating to payment of issuer and trustee fees and expenses (including expenses of their respective counsel), as well as an indemnity agreement relating to environmental matters pertaining to the property. OTEF II

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

obtained Phase I environmental site assessment reports for these investments which, subject to the limitations stated therein, conclude generally that no adverse environmental conditions requiring remediation exist at either site. Accordingly, the Managing General Partner believes that OTEF II does not have material financial exposure under these agreements. In connection with the Carpenter bond securitization, OTEF II pledged the $10.3 million of Dallas bonds as collateral. In connection with the River Reach investment transaction, OTEF II executed a standby reimbursement agreement with a Merrill Lynch affiliate which effectively guarantees the obligations of the Naples Borrower to Banco Santander Central Hispano, S.A. OTEF II may execute similar agreements in connection with new investments made after the date of this report.

Note 5.  Subsequent Events.

       Remarketing. As required under the trust indentures for the Existing MRBs, on November 1, 1999, the Existing MRBs for the Apollo and San Bruno Operating Partnerships were remarketed, which means that OTEF II exchanged the Existing MRBs for new bonds that bear a fixed rate of interest to maturity at a market rate determined by a remarketing agent. The remarketing agent determined the fixed rate of interest on the San Bruno bonds to be 9% per annum. The trust indenture for the Apollo bonds specified that the fixed rate of interest on the remarketed bonds was the lower of the rate established by the remarketing agent or 150 basis points in excess of the Bond Buyer 20-bond index. The new rate was determined to be 7.49% on the remarketing date. The original maturity date of November 2009 was not changed for these Existing MRBs.

       In addition, in connection with the remarketing, the San Bruno and Apollo Operating Partnerships delivered to OTEF II interest-bearing, demand promissory notes dated November 1, 1999, in the amount of $8,833,577 and $5,181,076.36, respectively. The principal amount of the San Bruno note reflects contingent interest in the amount of $8,599,800 due and payable on the remarketing date together with accrued but unpaid base interest; the principal amount of the Apollo note reflects accrued but unpaid interest only since no contingent interest was due and payable on the remarketing date. The demand notes bear floating rate interest at the short-term applicable federal rate. The contingent interest owed by the San Bruno Operating Partnership has not been accrued on OTEF II's financial statements through September 30, 1999.

      OTEF II is continuing to explore with the Apollo Operating Partnership a possible bond restructuring or refinancing transaction. The Managing General Partner currently believes that the amount of the Apollo bond and cumulative unpaid base interest exceeds the value of the property owned by the Apollo Operating Partnership. The San Bruno Operating Partnership is

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

currently considering a refinancing of its mortgage indebtness in addition to a possible bond restructuring or other capital transaction. The Managing General Partner currently believes that the value of the property owned by the San Bruno Operating Partnership exceeds the combined outstanding principal balance of the San Bruno bond in the amount of $26,060,000 and the new demand note in the amount of $8,833,577 described above, and that OTEF will realize the value of the San Bruno bond and the demand note through a future sale, securitization, refinancing or other capital transaction involving the bond and/or the note, or a repayment of the bond and note by the San Bruno Operating Partnership in accordance with the terms of such instruments.

      Distributions.  On November 12, 1999, the Managing  General
Partner paid a distribution of $0.52 per BAC and $6.19 per SQB to holders of record as of September 30, 1999.

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

All phone calls relating to such transfers should be directed
  to:               Registrar and Transfer Company
                    Stock Transfer Department
                    1-800-368-5948

GENERAL INFORMATION
     All general inquiries relating to OTEF II should be directed to OTEF II Investor Services at 1-888-321-OTEF.

     The  Quarterly  Report on Form 10-Q for  the  quarter  ended
  September  30,  1999,  filed with the Securities  and  Exchange
  Commission, is available to SQB and OTEF II BAC Holders and may be obtained by writing:

                        Investor Services
          Oxford Tax Exempt Fund II Limited Partnership
                7200 Wisconsin Avenue, 11th Floor
                    Bethesda, Maryland  20814
                         1-888-321-OTEF

             ALSO VISIT OUR WEB SITE AT WWW.OTEF.COM