Form 10-K
period 1999-12-31
OXFORD TAX EXEMPT FUND II LTD PARTNERSHIP
filed 2000-03-28
CIK 793977

======================================================================

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

(Mark One)

 /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           For the fiscal year ended December 31, 1999

                               OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from _________ to ________
                   --------------------------------
                   Commission file number:  0-25600
                   --------------------------------
            OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP
         -----------------------------------------------------
         (Exact name of Registrant as specified in its charter)

          Maryland                              52-1394232
--------------------------------            -------------------
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

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  /X/      No   / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
K or any amendment to this Form 10-K.  [   ].

At December 31, 1999, the following classes of beneficial assignee interests of Oxford Tax Exempt Fund II Limited Partnership were outstanding; (i) 7,338,425 Beneficial Assignee Interests ("BACs") with an aggregate market value of $166,031,866, and (ii) 737 Status Quo BACs ("SQBs").

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents of the Registrant are incorporated herein by reference as indicated:

Form 10-K Parts            Document
-----------------------------------------------------------------
Parts I, II and III        Portions of the 1999 Annual Report are
                           incorporated by reference into Parts I,
                           II and III.

Exhibit Index is on page 11.

Total number of pages is 52.

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-K

                             PART I

Item 1.  Business.

       Information responsive to this Item is contained under the headings "Notes to Financial Statements" at pages 29 through 49, respectively, of the 1999 Annual Report of the Registrant attached hereto as Exhibit 13 which is incorporated herein by reference.

Item 2.  Properties.

       Information responsive to this Item is contained under the heading "Investment in Tax-Exempt and Taxable Securities" in Note 7 to the Financial Statements at pages 40 through 46 in the 1999 Annual Report of the Registrant which is incorporated herein by reference.

Item 3.  Legal Proceedings.

       None.

Item 4.  Submission of Matters to a Vote of Security Holders.

       None.

                             PART II

Item 5. Market Price of the Registrant's Partnership Interests and Related Partnership Matters.

    (a)  Market Information.

         Information  responsive  to  this  item is contained under
     Note 8 "Quarterly Information" included at pages 47 through 48 of the 1999 Annual Report which is incorporated herein by reference.

    (b)  Number of Security Holders.

         The number of BAC Holders at December 31, 1999 is 13,785 13,785. The number of SQB holders at December 31, 1999 was 20.

    (c)  Dividend History and Restrictions.

         The information regarding the frequency and amount of cash distributions is included under the headings "Selected Financial Data" at page 15 of the 1999 Annual Report, "Report of Management" at pages 16 through 23, "Notes to Financial Statements" at pages 29 through 49, and "Distribution Information" at page 50 of the 1999 Annual Report. The information contained under such headings is incorporated herein by reference.

            The   Partnership   expects  to  continue  making  cash
     distributions to Partners pursuant to the provisions of its limited partnership agreement.

Item 6.  Selected Financial Data.

       Information responsive to this Item is contained under the heading "Selected Financial Data," included at page 15 of the 1999 Annual Report which is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

       Information responsive to this Item is contained under the heading "Report of Management" at pages 16 through 23 of the 1999 Annual Report which is incorporated herein by reference.

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-K

                       PART II (continued)

Item 8.  Financial Statements and Supplementary Data.

       The financial statements of the Partnership, together with the report thereon of PricewaterhouseCoopers LLP, independent accountants, appearing at pages 24 through 49 of the 1999 Annual Report, are incorporated herein by reference.

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

      None.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant.
          Directors and Executive Officers
          (a), (b), (c) and (e).

         The  Partnership  has  no directors  or  officers.   The
   Managing General Partner of the Partnership is Oxford Tax Exempt Fund II Corporation. The sole directors and executive officers of the Managing General Partner are as follows:

Name                   Age Position and Business Experience
-----------------------------------------------------------------
Leo E. Zickler          63 Chairman  of  the Board  of  Directors
                           and   Chief  Executive  Officer  since
                           inception  and was Chairman and  Chief
                           Executive  Officer  of  the   managing
                           general  partner of Oxford Tax  Exempt
                           Fund  Limited Partnership,  OTEF  II's
                           predecessor  ("OTEF").   Since   March
                           1982,  he  has  been Chairman  of  the
                           Board    of   Directors   and    Chief
                           Executive     Officer    of     Oxford
                           Development   Corporation  ("Oxford"),
                           an affiliate of the Partnership and  a
                           national  real estate firm  that  owns
                           and   operates  apartment  and  senior
                           living   communities.    Mr.   Zickler
                           served  as  President of Oxford  until
                           February   28,  1994.    Mr.   Zickler
                           continues  to serve as a director  and
                           officer    of   Oxford   and   certain
                           affiliated entities.

Francis P. Lavin        48 President    since    inception    and
                           President  of OTEF's managing  general
                           partner  since  March 1,  1994.   From
                           October 1989 through January 1994,  he
                           was  a  Director and President  of  ML
                           Oxford    Finance   Corporation,    an
                           affiliate of Merrill Lynch &  Company,
                           Inc.   From 1979 to October 1989,  Mr.
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

Robert B. Downing       45 Executive Vice President and  Director
                           of  the Managing General Partner since
                           inception.  Mr. Downing is responsible
                           for   the  day-to-day  investment  and
                           financing  activities  of   OTEF   II.
                           Since 1993, Mr. Downing has served  as
                           Executive Vice President and  Director
                           of   various  Oxford  affiliates.  Mr.
                           Downing joined Oxford in 1984.

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-K

                      PART III (continued)


Name                   Age Position and Business Experience
-----------------------------------------------------------------
Stephen P. Gavula, Jr.  49 Director  since  May  1997. From  June
                           1988  to  September  1995, Mr.  Gavula
                           was   Chairman  and  Chief   Executive
                           Officer  of  the   JHM  Group,   which
                           provided    specialized     investment
                           management    services   to    various
                           financial      institutional       and
                           individual  investors. The  JHM  Group
                           specialized     in     mortgage-backed
                           securities  and  was an  affiliate  of
                           The    John   Hancock   Mutual    Life
                           Insurance   Company.    In   September
                           1995,   after  accumulating  over   $2
                           billion  in  assets under  management,
                           Mr.  Gavula sold his interest  in  JHM
                           to   The  John  Hancock  Mutual   Life
                           Insurance  Company.   Presently,   Mr.
                           Gavula  acts  as  Chairman  and  Chief
                           Executive   Officer  of  JDS   Capital
                           Corporation,   a  private   investment
                           firm in McLean, Virginia.

Scot B. Barker          51 Director  since May 1997.  Mr.  Barker
                           is   the  President  and  Director  of
                           Newman  & Associates, Inc., a  Denver-
                           based  financial  services  firm  that
                           arranges   debt  financing  for   both
                           commercial  and multifamily properties
                           since  1984.  Mr. Barker has extensive
                           experience  in  financing  HUD-insured
                           and       HUD-assisted      properties
                           throughout  the  U.S.  He   has   been
                           instrumental  in designing  a  variety
                           of  new  financing  programs  for  the
                           real estate sector.

Mark E. Schifrin        46 Executive   Vice  President   of   the
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

Richard R. Singleton    52 Senior  Vice President since inception
                           and   Chief  Financial  Officer  since
                           1995.   Mr. Singleton serves as Senior
                           Vice   President  of  various   Oxford
                           affiliates.    Mr.  Singleton   joined
                           Oxford in 1979.

Marc B. Abrams          45 Senior  Vice President, Secretary  and
                           General  Counsel since inception.  Mr.
                           Abrams    serves   as   Senior    Vice
                           President,   Secretary   and   General
                           Counsel  of various Oxford affiliates.
                           Mr. Abrams joined Oxford in 1985.


      (d)  Family Relationships.  None.

      (f)  Involvement in Certain Legal Proceedings.  None.

      (g)  Promoters and Controlling Persons.  Not applicable.

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-K

                      PART III (continued)

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

     Based solely upon a review of Section 16(a) reports furnished to OTEF II for the fiscal year ended December 31, 1999 (the "1999 fiscal year"), or representations by reporting persons that no other reports were required for the 1999 fiscal year,
OTEF II believes that all reporting persons timely filed all reports required by Section 16(a) of the Exchange Act, with the exception of Stephen P. Gavula, Jr., a director of the Registrant's managing general partner. Mr. Gavula inadvertently omitted three purchases during three reporting periods in 1999 in the aggregate amount of 90 BACs made through a dividend reinvestment program. These purchases were reported on a Form 4 filed with the SEC on March 7, 2000, and on a Form 5 filed with the SEC on March 17, 2000.

Item 11.  Executive Compensation.
      (a), (b), (c), and (d)

     None of the executive officers of the Managing General Partner, Oxford Tax Exempt Fund II Corporation, receives direct compensation for services rendered to the Partnership. However, certain directors and officers receive a portion of the cash distributions made by OTEF II to its general partners. During 1999, the two independent directors received a total of $40,000 in directors' fees.

     OTEF II's Incentive Option Plans. In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 "Accounting for Stock-based Compensation" (SFAS No. 123). This Statement defines a fair value based method of accounting for stock-based employee compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25). OTEF II has historically used the intrinsic value based method of accounting prescribed by APB25 and related interpretations, and has adopted the disclosure-only provisions of SFAS No. 123. Under APB 25, compensation expense for stock options is measured on the first date at which both the number of shares and the amount to be paid for the shares (the exercise price) are known. Although OTEF II adopted APB 25 accounting for its 1997 Incentive Option Plan, it has not yet adopted either APB 25 or SFAS No. 123 accounting for its 1999 Incentive Option Plan pending the granting of such options.

    On May 21, 1997, OTEF II adopted an incentive option plan (the "1997 Incentive Option Plan") in order for the Managing General Partner to attract and retain key employees and advisers. The 1997 Incentive Option Plan authorizes the granting to the directors, officers and employees of the Managing General Partner and certain affiliates of options to purchase 652,125 OTEF II BACs (on a post-split basis), representing approximately 8.3% of the then outstanding OTEF II BACs on a fully diluted basis. Such options are exercisable for 10 years. The Managing General Partner has awarded all of the OTEF II BACs authorized under the terms of the 1997 Incentive Option Plan. Of the 652,125 options, 613,000 were fully vested upon issuance and 39,125 are vested equally over 3 years commencing January 1, 1998. The exercise price for all options is $23.88 per BAC, which approximated the fair market value at the date of grant. Since the exercise price of the options approximated the BAC market price at the date of grant, no compensation expense was recognized at that time in accordance with APB 25. At December 31, 1999, the market price of $22.625 was less than the exercise price. Since the date of grant, no options have been exercised or forfeited. If OTEF II had adopted SFAS No. 123, it would have recognized a $2.09 per option compensation expense charge to net income of approximately $1.3 million in 1997. This amount was estimated using the Black-Scholes option-pricing model and assumes a dividend yield of 7.9%, expected volatility of 18.6%, risk free interest rate of 6.2% and an expected option life of 7 years.

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-K

                      PART III (continued)


      On  December  15, 1999, OTEF II adopted a second  incentive option plan (the "1999 Incentive Option Plan"). The 1999 Incentive Option Plan was subject to certain contingencies which were satisfied in the first quarter of 2000. The 1999 Incentive Option Plan authorizes the granting to the directors, officers and employees of the Managing General Partner and certain affiliates of options to purchase 350,000 BACs. Additionally, the 1999 Incentive Option Plan authorizes the Board of Directors to grant Dividend Equivalent Rights ("DERs") in tandem with the options. The DERs provide for either quarterly option strike price reductions to the option holders in the amount of the quarterly dividend, or, with the approval of the Board of Directors, quarterly dividend payments. When granted, the strike price of the BAC options will be no less than the fair market value of the BACs on the date of grant. If OTEF II adopts APB 25 with respect to this plan, since the option strike price will be no less than the then current BAC market price, no compensation expense is expected to be recognized at date of grant. If OTEF II adopts SFAS No. 123 for the 1999 Incentive Option Plan, there will be a charge to compensation expense of approximately $3.5 million at the date of the grant. This estimate was determined using the Black-Scholes pricing-model as provided by SFAS No. 123 and assumes a dividend yield of 0%, expected volatility of 15.7%, risk-free interest rate of 6.3% and an expected option life of 8 years. No options or DERs were granted under this plan through the opinion date of the Report of Independent Accountants accompanying these financial statements and at the time any options or DERs are granted the actual charge to compensation expense recorded may differ from Management's current estimate given above.

Option Grants In Fiscal 1999

   Shown below is information concerning option grants to the executive officers of the Managing General Partner who have received granted options to purchase OTEF II BACs.


                        Individual Grants
----------------------------------------------------------------------------------------------

                                      % of
                                     Total                          Potential Realizable Value
                     Number of       Options                        at Assumed Annual Rates of
                       BACs        Granted to    Exercise              BAC Price Appreciation
                    Underlying      Employees    or Base                 For Option Term
                      Options       in Fiscal     Price   Expiration     Compounded Annually
Name                  Granted <F1>    1997       ($/BAC)     Date         5%          10%
----------------------------------------------------------------------------------------------
Leo E. Zickler        163,031       25.000%       $23.88    5/21/07    $2,448,400   $6,204,727
Francis P. Lavin      163,031       25.000%       $23.88    5/21/07    $2,448,400   $6,204,727
Robert B. Downing      82,150       12.597%       $23.88    5/21/07    $1,233,729   $3,126,512
Mark E. Schifrin       75,620       11.596%       $23.88    5/21/07    $1,135,661   $2,877,989
Marc B. Abrams         61,606        9.447%       $23.88    5/21/07    $  925,199   $2,344,636
Richard R. Singleton   47,997        7.360%       $23.88    5/21/07    $  720,819   $1,826,697
----------------------------------------------------------------------------------------------

<F1>  All  options  held by executive officers were granted prior to the effective date of listing of the OTEF II BACs for trading on the American Stock Exchange. The exercise price of each option grant was set at the average of the American Stock Exchange closing bid prices of the OTEF II BACs for the first 20 days of trading following the listing of the OTEF II BACs.

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-K

                      PART III (continued)

         Aggregate Option Exercises in Last Fiscal Year and
                        Fiscal Year-End Values

      Shown below is information with respect to the unexercised options to purchase OTEF II BACs held by the executive officers of OTEF II Corporation as of the end of OTEF II's 1999 fiscal year. None of the executive officers of OTEF II Corporation exercised any options during OTEF II's 1999 fiscal year.

------------------------------------------------------------------------------
                           Number of BACs
                       Underlying Options at       Value of Options at
                        End of Fiscal Year          End of Fiscal 1999 <F1>
Name                Exercisable  Unexercisable    Exercisable  Unexercisable
------------------------------------------------------------------------------
Leo E. Zickler        163,031          0              0             0
Francis P. Lavin      163,031          0              0             0
Robert B. Downing      82,150          0              0             0
Mark E. Schifrin       75,620          0              0             0
Marc B. Abrams         61,606          0              0             0
Richard R. Singleton   47,997          0              0             0
------------------------------------------------------------------------------
   TOTAL              593,435          0              0             0
==============================================================================

<F1> Since  the  market  value of the OTEF II BACs  on  the  last trading day of 1999  (as  measured  by  the  American  Stock
     Exchange closing bid price of $22.625) was less than the exercise price, the options are not in the money.

   (e)  Termination of Employment and Change of Control Arrangements.  None.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

      (a)  Security Ownership of Certain Beneficial Owners.

          No  person  is  known  by  the  Partnership   to   own
     beneficially more than 5% of the outstanding OTEF II BACs.

      (b)  Security Ownership of Management.

   The following table sets forth, as of December 31, 1999, the number and percentage of outstanding BACs beneficially owned by
(i) each director of OTEF II Corporation, (ii) each executive officer of OTEF II Corporation, and (iii) all executive officers and directors of OTEF II Corporation as a group. Each person named in the table has sole voting and sole investment power with respect to each of the OTEF II BACs beneficially owned by such person.

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-K

                      PART III (continued)

-----------------------------------------------------------------------------
Name and Address of            Beneficial Ownership         Percentage of
  Beneficial Owner                No.  BACs <F1>         Outstanding BACs <F2>
------------------------------------------------------------------------------
Leo E. Zickler <F3> <F4>
7200 Wisconsin Avenue, Suite 1100
Bethesda, MD  20814                   163,031                   2.04%

Francis P. Lavin <F3> <F4>
7200 Wisconsin Avenue, Suite 1100
Bethesda, MD  20814                   172,131                   2.15%

Robert B. Downing <F3> <F4>
7200 Wisconsin Avenue, Suite 1100
Bethesda, MD  20814                    91,150                   1.14%

Stephen P. Gavula, Jr. <F3>
8300 Greensboro Drive, Suite 970
McLean, VA  22102                      24,241                   0.30%

Scot B. Barker <F3>
1801 California Street
Denver, Co  80202                      21,261                   0.27%

Mark E. Schifrin <F4>
7200 Wisconsin Avenue, Suite 1100
Bethesda, MD  20814                    83,220                   1.04%

Marc B. Abrams <F4>
7200 Wisconsin Avenue, Suite 1100
Bethesda, MD  20814                    64,486                   0.81%

Richard R. Singleton <F4>
7200 Wisconsin Avenue, Suite 1100
Bethesda, MD  20814                    51,997                   0.65%
------------------------------------------------------------------------------
All executive officers and
directors as a group  (8 persons)     671,517                   8.40%
------------------------------------------------------------------------------

<F1>Amount   of   beneficial   ownership  includes   options   to
    purchase OTEF II BACs granted to directors and executive officers of OTEF II Corporation which have vested and are exercisable as of May 21, 1997. Accordingly, Mr. Zickler has 163,031 options vested and exercisable; Mr. Lavin has 163,031 options vested and exercisable;Mr. Downing has 82,150 options vested and exercisable; Mr. Gavula has 3,261 options vested and exercisable; Mr. Barker has 3,261 options vested and exercisable; Mr. Schifrin has 75,620 options vested and exercisable; Mr. Abrams has 61,606 options vested and exercisable; and Mr. Singleton has 47,997 options vested and exercisable.
<F2>All percentages were calculated assuming all BAC options  are exercised by those individual directors and executive officers of OTEF II Corporation who hold such options.
<F3>Indicates a director of OTEF II Corporation.
<F4>Indicates an executive officer of OTEF II Corporation.

   (c)  Changes in Control.  None.

Item 13.  Certain Relationships and Related Transactions.

   (a) and (b)   Transactions with Management and Others and
Certain Business Relationships.

     Information responsive to this Item is contained under the heading "Notes to Financial Statements" at pages 34 to 36 of the 1999 Annual Report of the Registrant which is incorporated herein by reference.

    (c)  Indebtedness of Management.  None.

    (d)  Transactions with Promoters.  Not applicable.

        OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-K

                             PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

    (a) The following documents are filed as part of this Report.

            1. Financial Statements.

        The following financial statements and notes thereto are contained in the 1999 Annual Report and are incorporated by reference into Part II, Item 8.

                                               Sequentially
                                                 Numbered
                                                  Page(s)
                                               ------------
        Report of Independent Accountants           24


        Balance Sheets as of December 31,
        1999 and 1998.                              25

        Statements    of    Income    and
        Comprehensive  Income   for   the
        years  ended  December 31,  1999,
        1998 and 1997.                              26

        Statement  of  Partners'  Capital
        for the years ended December  31,
        1999, 1998 and 1997 for OTEF  II.           27

        Statements  of Cash Flows for the
        years  ended  December  31, 1999,
        1998 and 1997.                              28

        Notes   to  Financial  Statements,
        which   include  the   information
        required   to   be   included   in
        Schedule  IV - Mortgage  Loans  on
        Real Estate.                               29-49

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

        a. Third    Amended  and  Restated Agreement  of  Limited
           Partnership of Oxford Tax Exempt Fund II Limited Partnership (incorporated by reference from (Exhibit 4(a) to the registrant's quarterly report on form 10-Q/A for the quarter ended March 31, 1998.

     Exhibit No. 10 - Material contracts.

        a. BAC Holder Rights Agreement.

        b. Trust   Indenture  and Loan Agreement for Southridge-
           Oxford Limited Partnership.

        c. Stipulation  of   Settlement   filed   with  the  U.S.
           District   Court  for  the District  of  Maryland   on
           November 18, 1997.

     Exhibit No. 13 - Annual report to security holders, etc.

        a. Annual  Report  for  the year ended December 31,  1999
           ("filed" only to the extent material therefrom is specifically incorporated by reference).

   (b)  Reports on Form 8-K.

        No reports on Form 8-K were filed during the fourth quarter of 1999.

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

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-K

                      CROSS REFERENCE SHEET

       The item numbers and captions in Parts I, II, III, and IV hereof and the page and/or pages in the referenced materials where the corresponding information appears are as follows:

                                                   Sequentially
                                                     Numbered
          Item                 Reference Materials    Page(s)
-----------------------------------------------------------------
1.  Business                    1999 Annual Report    pps 29-49

3.  Legal Proceedings           1999 Annual Report    pps 16-23
                                                      and 29-49

5.  Market for Registrant's
    Partnership Interest and                           pps 15,16-23,
    Related Matters             1999 Annual Report        and 29-52

6.  Selected Financial Data     1999 Annual Report     pp 15

7.  Management's    Discussion
    and  Analysis of Financial
    Condition  and Results  of
    Operations                  1999 Annual Report     pps 16-23

8.  Financial  Statements  and
    Supplementary Data          1999 Annual Report     pps 24-49

11. Executive Compensation      1999 Annual Report     pp 34


14. Exhibits, Financial
    Schedules  and Reports  on
    Form 8-K                    1999 Annual Report     pps 16-49

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-K

                          EXHIBIT INDEX

(Listed according to the number assigned in the Exhibit Table in Item 601 of Regulation S-K).

(13)  1999 Annual Report to Security Holders.

   Oxford Tax Exempt Fund II Limited Partnership's Report dated December 31, 1999, follows on sequentially numbered pages
14 through 52 of this report.

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


                              Oxford Tax Exempt Fund II Limited
                              Partnership

                       By:  Oxford Tax Exempt Fund II Corporation
                            Managing General Partner of the
                            registrant


Date: 3/28/00          By:/S/ Richard R. Singleton
      -------             ---------------------------------------
                          Richard R. Singleton,
                          Senior Vice President and
                            Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: 3/28/00          By:/S/ Leo E. Zickler
      -------             ----------------------------------------
                          Leo E. Zickler
                          Chairman of the Board of Directors and
                            Chief Executive Officer


Date: 3/28/00          By:/S/ Francis P. Lavin
      -------             ----------------------------------------
                          Francis P. Lavin
                          Director and President


Date: 3/28/00          By:/S/ Robert B. Downing
      -------             ----------------------------------------
                          Robert B. Downing
                          Director and Executive Vice President


Date: 3/28/00          By:/S/ Stephen P. Gavula, Jr.
      -------             ----------------------------------------
                          Stephen P. Gavula, Jr.
                          Director


Date: 3/28/00          By:/S/ Scot B. Barker
      -------             ----------------------------------------
                          Scot B. Barker
                          Director

      No proxy material has been sent to the Registrant's security holders. The Partnership's 1999 Annual Report is expected to be mailed to OTEF II BAC Holders before August 15, 2000.

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                       1999 Annual Report






















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


----------------------------------------------------------------------------------------------------------------------------------
Selected Financial Data (in thousands, except per BAC)  (Restated for the 25-for-1 stock split which occurred on July 1, 1997)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      ||
                                                      OTEF II <F3>                                                    || OTEF <F1>
                               ---------------------------------------------------------------------------------------||
                                                                                                        |    Seven    ||   Five
                                                    For the years ended December 31,                    |    Months   ||   Months
                               -------------------------------------------------------------------------|    ended    ||   ended
                                                                                              Pro Forma | December 31,||  May 31,
FINANCIAL HIGHLIGHTS                  1999             1998            1997            1996    1995<F4> |  1995<F3>   ||   1995
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        |             ||
Total Assets                       $321,698         $309,086         $270,663        $228,733  $174,034 |   $174,034  ||  $163,856
Investment in Tax-Exempt                                                                                |             ||
  Securities                       $208,216         $213,900         $217,159        $215,529  $164,000 |   $164,000  ||  $153,032
Investment in Tax-Exempt                                                                                |             ||
  Securities Held in Trust         $ 76,765         $ 62,565         $ 38,820        $      0  $      0 |   $      0  ||  $      0
Total Revenue                      $ 24,607         $ 23,151         $ 19,130        $ 19,762  $ 16,626 |   $  9,610  ||  $  2,452
Net Income                         $ 19,974         $ 19,283         $ 16,642        $ 14,912  $ 15,210 |   $  8,369  ||  $  2,277
Net Income Allocated to                                                                                 |             ||
  BAC Holders                      $ 19,571<F7>     $ 18,509<F7>     $ 15,893<F7>    $ 14,614  $ 14,906 |   $  8,202  ||  $  2,232
Net Income per BAC                 $  2.670<F7>     $  2.576<F7>     $  2.188<F7>    $  1.948  $  1.988 |   $  1.094  ||  $  0.298
Net Income per BAC -                                                                                    |             ||
  assuming dilution                $  2.665<F8>     $  2.556<F8>     $  2.180<F8>    $      0  $      0 |   $      0  ||  $      0
Municipal Income (Tax Basis)       $ 26,278         $ 18,168         $ 16,983        $ 14,644  $ 16,210 |   $  8,369  ||  $  7,841
Municipal Income Allocated                                                                              |             ||
  to BAC Holders (Tax Basis)       $ 25,917<F6>     $ 17,422<F6>     $ 16,041<F6>    $ 14,351  $ 15,886 |   $  8,202  ||  $  7,687
Municipal Income per BAC                                                                                |             ||
  (Tax Basis)                      $  3.535<F6><F7> $  2.425<F6><F7> $  2.233<F6><F7>$  1.914  $  2.118 |   $  1.094  ||  $  1.025
Cash Distributions per BAC<F2>     $  2.090<F7>     $  2.025<F7>     $  1.942<F7>    $  1.904  $  1.904 |   $  1.428  ||  $  0.476
Weighted  Average OTEF II                                                                               |             ||
  BACs Outstanding <F9>               7,331<F7>        7,185<F7>        7,264<F7>       7,500     7,500 |      7,500  ||     7,500
Number of BAC Holders                13,785           15,075           16,009          15,678    15,061 |     15,061  ||    15,249
==================================================================================================================================
                                                                                                                      |
                                                                                                                      |
                                                      OTEF II <F3>                                                    |OTEF II<F1>
----------------------------------------------------------------------------------------------------------------------|-----------
                                                                                                        |   Seven     ||   Five
                                     For the years ended December 31,                                   |   months    ||   months
                               -------------------------------------------------------------------------|   ended     ||   ended
RECONCILIATION OF NET                                                                         Pro Forma |December 31, ||  May 31,
INCOME TO MUNICIPAL INCOME            1999             1998             1997            1996    1995<F4>|   1995      ||    1995
--------------------------------------------------------------------------------------------------------|-------------||----------
                                                                                                        |             ||
Net Income per financial                                                                                |             ||
  statements (GAAP)               $ 19,974         $ 19,283         $ 16,642        $ 14,912  $ 16,210  |  $  8,369   ||  $  2,277
Add:                                                                                                    |             ||
  Equity method adjustments:                                                                            |             ||
  - Equity Income <F3>                   0                0                0               0         0  |         0   ||    (2,305)
  - Interest received <F3>               0                0                0               0         0  |         0   ||     7,869
  Taxable interest income           (2,652)<F10>       (837)<F10>          0               0         0  |         0   ||         0
  Accrued base interest/                                                                                |             ||
    (reduction)/other                9,148<F5>         (278)<F5>         341<F5>        (268)<F5>    0  |         0   ||         0
--------------------------------------------------------------------------------------------------------|-------------||----------
Municipal income,                                                                                       |             ||
  net for tax reporting purposes  $ 26,470         $ 18,168         $ 16,983        $ 14,644  $ 16,210  |  $  8,369   ||     7,841
==================================================================================================================================

<F1>  Prior to June 1, 1995, OTEF accounted for its investment in the Operating Partnerships under the equity method, which treated interest paid by the Operating Partnerships as a reduction in its investment, and also recorded as an increase or reduction in its investment its equity interest in the aggregate income or losses of the Operating Partnerships.
<F2>  See page 46 for analysis of historical quarterly distributions.
<F3>  Effective June 1, 1995, with the transfer of all units of OTEF to OTEF II, OTEF II began accounting for its investments in
      Existing MRBs in accordance with Statement of Financial Accounting Standards No. 115-Accounting for Certain Investments in
      Debt and Equity Securities ("SFAS No. 115"), as more fully described in the Notes to Financial Statements.  For federal income tax purposes, OTEF II is considered a continued entity.
<F4>  The unaudited Pro Forma financial information reflects the adoption of SFAS No. 115 as of January 1, 1995.  Pro forma total revenue and net income does not reflect $1 million in nonrecurring Oxford advances made to the Operating Partnerships which used these funds to pay OTEF in January 1995, which is reflected in the Net Income per financial statements (GAAP).
<F5>  For 1996 represents (i) payment of legal fees in connection with the settlement of  class action litigation totaling $2.5 million expensed in 1996, but capitalized for income tax purposes in 1997; (ii) a portion of the Partnership's 1996 expenses, totaling approximately $1 million that was not expensed in 1996 for income tax purposes; and (iii) write-off of prior years'
      tax accrual totaling $3.8 million.  For 1997 this amount represents the tax capitalization of class action litigation costs in conjunction with the appeal.  For 1998 represents the reimbursement of 1996 and 1997 bond refunding costs which had been expensed for financial statement purposes and deferred  for income tax purposes.  For 1999, represents income recognized for tax purposes on the San Bruno demand note but not for financial statement purposes.  (See discussion at Note 7 to financial statements).
<F6>  Municipal income does not reflect capital losses of $3.6 million and $3.8 million in 1998 and  1997,  respectively, nor 1999 capital gains of $0.1 million from Financing Transactions (see page 16).
<F7>  On April 1, 1997, 314,675 BACs were converted to 12,587 SQBs.  Amounts presented for 1999, 1998 and 1997 are for BACs only.
<F8>  Options granted but not exercised in 1997 are dilutive.  The weighted average BACs outstanding assuming dilution is 7,344,499 in 1999, 7,241,414 in 1998 and 7,283,795 in 1997.
<F9>  Restated to reflect the 25-for-1 stock split effective July 1, 1997.
<F10> Taxable interest income earned in 1999 on OTEF II new acquisitions from taxable interest on loans in the amount of approximately $2.7 and $0.8 million, respectively for 1999 and 1998, is not included in municipal income.

----------------------------------------------------------------------------
Report of Management
----------------------------------------------------------------------------

        The   following   report  provides  additional   information   about
the   financial   condition   of  Oxford  Tax   Exempt   Fund   II   Limited
Partnership, a Maryland limited partnership ("Oxford Tax Exempt Fund II," "OTEF II," or the "Partnership"), as of December 31,
1999,  and  its  results  of  operations  and  cash  flows  for  the  period
then   ended.    This   report  and  analysis  should   be   read   together
with the financial statements and related notes thereto and the selected financial data appearing elsewhere in this Annual Report.

GENERAL BUSINESS

        OTEF   II   is  a  publicly-traded  partnership  (AMEX:  OTF)   that
invests   primarily   in   tax-exempt   bonds   issued   to   finance   high
quality apartment and senior living/health care communities, with the objective of producing increasing income and quarterly distributions for its shareholders. These distributions are substantially exempt from federal income taxation.

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

        OTEF II's investments are generally structured to give OTEF II affiliates significant rights regarding property and financing decisions. Typically, affiliated entities acquire title to the properties or act as a joint venture partner with a developer. With intensive asset management, OTEF II seeks to maximize the economic growth achieved by these properties.

        Unlike   equity  REITs,  however,  investments  made  by   OTEF   II
are structured in a manner designed to produce tax-exempt income, which can increase substantially from the economic growth achieved by the investment properties. To obtain income from its investments that is primarily tax-exempt, OTEF II generally will acquire tax-exempt bonds or other debt secured by such properties and, because the federal tax laws prevent a property owner from receiving tax-exempt interest income on bonds that finance its property, an affiliated but unrelated entity will acquire title to, or obtain control over, the real estate. The tax-exempt bonds or other debt acquired by OTEF II will be structured or restructured in a manner such that (a) the bonds or other debt
will   be   classified   as  indebtedness  of  the   owner   of   the   real
estate   for   federal   income  tax  purposes,  and   (b)   most   of   any
increase in operating income and appreciation realized by the investment property will be captured by OTEF II as interest on the debt secured by such property.

        Similar to many equity REITs, OTEF II distributes to its shareholders most but not all of its cash flow, so as to maintain cash reserves for future quarterly distributions or other purposes. OTEF II's payout ratio, or percentage of net income
per   BAC,   that   is  distributed,  varies  from  time   to   time.    For
1999,   the  distributions  per  BAC  equaled  approximately  78%   of   net
income per BAC. Further, OTEF II may employ moderate leverage to enhance its return on investment. OTEF II's leverage level is
currently   approximately   16.4%   of   OTEF   II's   total   assets,    or
approximately   30.4%   of   OTEF  II's  total   assets   if   the    senior
debt   of    entities   in which   OTEF   II   has   made   a   subordinated
debt   investment    is  consolidated.

RECENT DEVELOPMENTS

        Distribution for the Quarter ended December 31, 1999. On December 15, 1999, the Managing General Partner declared a distribution for the quarter ended December 31, 1999 in the amount of $0.54 per BAC, and $6.19 per Status Quo BAC ("SQB"). For BAC Holders, this represents an increase of approximately 6%
over the distribution for the prior comparative period, and is approximately a 4% increase over the distributions paid for the second and third quarters of 1999. Distributions for the fourth quarter were paid on February 14, 2000 to BAC Holders and SQB Holders of record on December 31, 1999.

         Investment Transactions. During 1999, OTEF II closed several investment transactions totaling approximately $60.3 million. On November 24, 1999, OTEF II closed a development venture transaction for The Peaks at Conyers Apartments, a 260-unit apartment community being developed in Conyers, Georgia, an
Atlanta suburb, for a total development cost of approximately $18.2 million. The property owner is a non-profit affiliate of

----------------------------------------------------------------------------
Report of Management
----------------------------------------------------------------------------

Resource Healthcare of America, Inc. Property management services will be provided by Lane Company. Construction and permanent financing for the property was provided through the issuance of Series A, Series B and Series C Bonds. The Series A and Series B Bonds in the aggregate amount of $12.75 million were credit enhanced and sold to third party investors. At closing,
OTEF  II  acquired  at  par  all  of the Series  C  Bonds  in  the  original
principal  amount  of  $5.4  million.  Interest  on  the  Series   C   Bonds
is   exempt   from  federal  income  tax.   The  Series  C   Bonds   require
payments of base interest at an annual rate of 9-7/8% during the construction period and at 9-3/8%, thereafter. Additional interest accrues at an annual rate of 2.625% during the
construction   period  and  at  3.125%  thereafter,  and  is  payable   from
70% of cash flow remaining after payment of base interest and in full upon a tender or redemption of the Series C Bonds. The Series C Bonds are secured by, among other things, a second mortgage on the property, and are subject to optional call by
OTEF II in 10 years. The Series C Bonds are structured to provide OTEF II with certain enhanced rights, including construction and lease-up guaranties and reserves, payment and performance bonds, a $1 million construction letter of credit, various approval rights with respect to the operation, refinancing and sale of the property, and an option to purchase the property.

        On June 11, 1999, an affiliate of OTEF II acquired River Reach Apartments, a 556-unit garden apartment community in Naples, Florida, for a purchase price of approximately $34.6 million. The property is financed with $24 million of floating
rate   tax-exempt  bonds,  which  are  secured  by  a  first   mortgage   on
the property. The credit enhancement on the tax-exempt bonds expires on June 9, 2000. While the bonds are currently held by third parties, OTEF II expects to purchase and restructure them in the future. In connection with the River Reach investment transaction, OTEF II executed a standby reimbursement agreement with a Merrill Lyynch affiliate which effectively guarantees the approximately $24 million obligations of the Naples Borrower to Banco Santander Central Hispano, S.A. This reimbursement agreement expires on June 9, 2000. Based upon its preliminary discussions, the Managing General Partner believes that OTEF II will be able to extend this agreement and the credit enhancement of the tax-exempt bonds, although no assurances can be given. At closing, OTEF II provided a taxable loan to the affiliated borrower in the maximum amount of approximately $13 million, with an initial advance of approximately $11.6 million. The initial advance was used to fund a portion of the property's purchase price, and various costs, expenses, capital improvements and reserves. The taxable loan is secured by a second mortgage on the property. In conjunction with this second taxable loan, OTEF II also provided a second taxable loan in the amount of $1.3 million, the proceeds of which were used by the affiliated borrower to reimburse the property seller for capitalizable expenditures. OTEF II received a subordinated security interest in the $1.3 million debt service reserve fund held by the bond trustee.

        On April 9, 1999, affiliates of OTEF II completed the acquisition of all of the partnership interests of Carrollwood
Lakeside   North   Partners,   Ltd.,   which   owns   Lakeside   North    at
Carrollwood Apartments, a 168-unit garden apartment community in Tampa, Florida for a purchase price of approximately $7.48 million. The property is financed with $6.13 million of tax-
exempt   bonds,   which   bear   annual   interest   at   5.95%,   and   are
secured by a first mortgage on the property. While the bonds are currently held by third parties, OTEF II expects to purchase and restructure them in the future. At closing, OTEF II provided a taxable loan to the affiliated borrower in the maximum amount of $2 million, with an initial advance of approximately $1.6 million. The initial advance was used to fund a portion of the property's purchase price, and various costs, expenses, capital improvements and reserves. The taxable loan is secured by a second mortgage on the property.

       On  November  1,  1999,  the  Existing  MRBs  held  by  OTEF  II  and secured by the properties owned by the Apollo and San Bruno operating partnerships were remarketed. See "Remarketed Bonds" below. OTEF II is continuing to work on bond refunding and refinancing transactions with respect to the Summerwalk property and the River Reach property. The senior tax-exempt bonds secured by these properties are currently held by third parties.
Based on its preliminary discussions, the Managing General Partner anticipates consummating refunding or refinancing transactions for these properties.

        Amortization of Series A Bonds. Effective April 15, 2000, mandatory sinking fund redemptions begin on the twelve Original Refunding Bonds (as defined below). These Original Refunding Bonds provide for payments of interest only for the first three years and then amortize over a 27-year period beginning in the fourth bond year. While the total payments on these bonds increase each year, the portion of the payments allocable to interest will decrease in the fourth year and increase each year thereafter. Accordingly, it is anticipated that OTEF II will receive aggregate principal payments of approximately $1.4 million in 2000. Of this amount, approximately 41% may be applied to reduce the financing debt reported by OTEF II on its balance sheet, which was approximately $52.6 million at December 31,
1999. Substantially all of the balance of the principal payments will reduce OTEF II's remaining investment in the related bonds.
While the interest earned on these bonds will decrease in 2000 by approximately $0.19 per share, the total principal and interest that  is  projected  to  be  received by  OTEF  II  with  respect  to  these bonds for 2000 will be higher than the amount of interest received on these bonds for 1999. The interest rates on these

----------------------------------------------------------------------------
Report of Management
----------------------------------------------------------------------------

bonds   will  increase  in  2001  and  each  year  thereafter  through   the
remaining term of the Original Refunding Bonds.

        Book   Value.   At  December  31,  1999,  the  book  value  of   the
BACs  was  $35.97  on  a  fully  diluted  basis,  taking  into  account  the
1997 Incentive Options. Book value is calculated as the sum of the BAC capital account plus the BACs' allowable share of accumulated comprehensive income, divided by the fully diluted shares outstanding at December 31, 1999.

        BAC Repurchase Program. On October 30, 1998, the Managing General Partner authorized the repurchase, from time to time, of up to 250,000 BACs. OTEF II may purchase BACs in the open market or through privately negotiated transactions. The timing and amount of BACs purchased will be dependent on the availability of BACs and other market factors. OTEF II will purchase BACs only to the extent that they may be purchased at favorable prices. Under this program, OTEF II acquired 2,000 BACs in December 1998 for approximately $0.05 million. On January 18, 2000, OTEF II acquired an additional 10,000 BACs for approximately $0.24 million.

LIQUIDITY AND CAPITAL RESOURCES

         To   pursue   additional   investment   opportunities,   OTEF    II
requires additional capital from time to time. In addition to proceeds from financings, OTEF II may generally acquire additional investments ("New Assets"): (i) from the proceeds of sales or other dispositions of Original Refunding Bonds (defined below) and the Existing MRBs (as defined below) and the proceeds from principal payments with respect to the Original Refunding Bonds (except for the portion of such proceeds allocable to
SQBs),   as   well   as  bonds  issued  to  refund  any   tax-exempt   bonds
acquired   by   OTEF  II  pursuant  to  the  Liquidity  and   Growth   Plan;
(ii)   from   the   proceeds  of  sales  or  other   dispositions   of   New
Assets and the proceeds from principal payments with respect to New Assets; (iii) from the proceeds of issuances of additional equity securities, including additional BACs or other limited partnership interests in OTEF II; (iv) from the issuance of additional equity securities in exchange for New Assets; or (v)
by    funds   borrowed   from   lenders   or   by   issuing   evidences   of
indebtedness.

        Current Position. OTEF II uses its cash receipts primarily for distributions to BAC Holders, SQB Holders and its General Partners, to pay administrative expenses, and to acquire New
Assets and pay the costs and expenses relating to such transactions. As of December 31, 1999, OTEF II held approximately $5.5 million in cash and cash equivalents, a decrease of approximately $12.5 million, or approximately 69%, from the $18
million   in   cash   and  cash  equivalents  held  as   of   December   31,
1998. The decrease in OTEF II's cash and cash equivalents was primarily the result of funding three investment transactions in 1999 which required, net of new financing debt, $19.97 million in cash, offset by net income allocable to BAC Holders in excess of distributions to such BAC Holders. Total liabilities of OTEF II increased to approximately $57.2 million as of December 31, 1999 from approximately $52.0 million at December 31, 1998. The increase in liabilities is due to the increase in financing debt discussed below, and an increase in quarterly distributions to BAC Holders of approximately 6%.

        Financing   Transactions.    OTEF   II   undertakes   securitization
transactions with respect to its bond portfolio from time to time to enhance its overall return on investment and to generate proceeds, which facilitate the acquisition of New Assets. OTEF
II    has   securitized   approximately   $76.8   million   of   its    bond
portfolio   by   assigning  these  bonds  to  a  Merrill   Lynch   affiliate
which,  in  turn,  deposited  them  into  trusts.   The  trusts,  in   turn,
sold to institutional investors senior, floating rate securities credit enhanced by a Merrill Lynch affiliate. These senior securities have first priority on the debt service payments related to the bonds held in these trusts. OTEF II acquired all the subordinated interests in these trusts, aggregating approximately $15 million, and received the proceeds, net of transaction costs from the sale of the senior securities. In addition, in a transaction involving the Carpenter bonds, OTEF II acquired approximately $9 million of senior trust interests, which  may  be  sold  at  any  time to provide  cash  to  OTEF  II  for  new acquisitions or for any other purpose. OTEF II has certain rights to repurchase and/or refinance the bonds and to repurchase the senior securities and, therefore, retains a level of control over the bonds. These securitization transactions provide a low-
cost financing option for OTEF II's growth. The portion of the net proceeds from these transactions that is not invested in New Assets is temporarily invested in liquid tax-exempt money market securities.

----------------------------------------------------------------------------
Report of Management
----------------------------------------------------------------------------

        In   connection   with  these  transactions,   OTEF   II   converted
the   interest  rate  mode  on  the  Series  A  Bonds  involved   in   these
transactions  from  an  annual  to  weekly  reset.   On  August  22,   1997,
and   September   21,   1998,   OTEF   II  purchased   three-year   interest
rate caps on a notional amount of approximately $27 million and $30 million, respectively, to minimize the effects of interest rate volatility. Under these arrangements, if the average short-term, tax-exempt interest rates during the term of the cap increase above a specified level (6% and 4.5%, respectively), the counter-party to the interest rate cap transaction is required to pay directly to OTEF II the amount by which such rates exceed the specified level. Through December 31, 1999 no payments were required to be made by the counter-party pursuant to these interest cap agreements.

        For financial statement purposes, these transactions are accounted for as financing transactions. The amount of bonds financed, approximately $76.8 million, is reflected as Securities Held in Trust, the net cash proceeds not reinvested are classified as Cash and Cash Equivalents and the difference between the principal amount of the bonds financed and the principal amount of the subordinated interests acquired by OTEF II is classified as financing debt on OTEF II's balance sheet. The aggregate financing debt at December 31, 1999 was approximately $52.6 million, compared to $47.6 million as of December 31, 1998. OTEF II's financing debt represents approximately 16.4% of OTEF II's total assets (or 30.4% of OTEF II's total assets if the entities in which OTEF II has made a subordinated debt investment were consolidated). Due to the credit enhancement provided by a Merrill Lynch affiliate in connection with the securitization transactions, and favorable underwriting characteristics (generally, low loan-to-value and
high   debt   coverage),  this  financing  debt  bears   interest   at   the
Bond Marketing Association (BMA) weekly floating bond index plus approximately 80 to 85 basis points (including credit enhancement, trustee and related fees). This rate averaged 4.63% from the date of closing through December 31, 1997, 4.33% for the twelve months of 1998 and 4.18% for the twelve months of 1999. The credit enhancement associated with substantially all of the financing debt was extended to February 15, 2001. While OTEF II is not an obligor and, therefore, is not liable for repayment of this financing debt, the Securitized Bonds (in which OTEF II owns approximately $24 million of subordinated interests through the trusts) are in effect collateral for this financing debt. Based on its preliminary discussions with financing sources, the Managing General Partner believes that OTEF II will be able to extend the credit enhancement or refinance this financing debt, although no assurances can be given.

         Costs   associated   with   these   financing   transactions    are
amortized over ten years for financial statement purposes, and costs associated with the interest rate cap are being amortized over the life of each interest rate cap agreement, which is three years. For federal income tax purposes, these transactions are treated as sales by OTEF II of the applicable bonds and a purchase of senior and subordinated interests in the trusts.

        Original Refunding Bonds. OTEF II has acquired refunding bonds ("Original Refunding Bonds") for twelve of the fifteen
original   MRBs,   representing  approximately  88%  of  the   face   amount
of the original bond portfolio. The Original Refunding Bonds currently held by OTEF II consist of senior bonds ("Series A Bonds") and subordinated bonds ("Series B Bonds"). This senior/subordinated structure has allowed OTEF II to undertake several financing transactions involving the Series A Bonds allocable to BAC Holders ("Liquidity Assets"). OTEF II retained
the   related   Series  B  Bonds  for  the  benefit  of  the  BAC   Holders,
and retained both the Series A Bonds and the Series B Bonds that are designated as Status Quo Assets and held for the benefit of SQB Holders.

        Series A Bonds. The term of each Original Refunding Bond and, accordingly, each Mortgage Loan is 30 years following the
date   of   refunding.    The   Series  A  Bonds   require   interest   only
payments    during   the   first   three   years   and,   thereafter,    are
subject to annual sinking fund redemptions that will result in full amortization of the Series A Bonds during the 27-year remaining term. This annual sinking fund redemption begins April 15, 2000 for all twelve Series A Bonds. The Managing General
Partner is considering whether the elimination of this annual sinking fund redemption would facilitate financing transactions
involving  these  assets  or  would  otherwise  be  advantageous   to   OTEF
II. The total amount of such sinking fund redemption in 2000 is expected to be approximately $1.4 million. See "Recent Developments-Amortization of Series A Bonds."

        Series A Bond Interest and Principal. The Series A Bonds require pre-determined annual sinking fund redemptions based on a
27-year    amortization   schedule   beginning   in   the    fourth    year,
calculated  with  an  assumed  rate  of  interest  of  5.6%  per  year.   In
the   annual   reset  mode,  Series  A  Bond  interest  was  set   initially
at closing of the refundings and is reset annually thereafter at a market rate based upon a percentage of the then prevailing one-

----------------------------------------------------------------------------
Report of Management
----------------------------------------------------------------------------

year   U.S.   Treasury  Bill  rate,  with  a  maximum  rate  of   5.6%   per
annum.   The  interest  rate  on  seven  of  the  Series  A  Bonds  retained
by   OTEF  II  was  reset  on  November  1,  1999  to  4.88%;  the  interest
rate   on   three  Series  A  Bonds  retained  by  OTEF  II  was  reset   on
December 1, 1999 to 5.12%. On January 1, 2000, the interest rate on one Series A Bond retained by OTEF II was reset to 5.37%, and the interest rate on another Series A Bond was reset on March 1,
2000 to 5.54%. The interest rate on the Series A Bonds involved in the financing transactions described above was converted from annual reset to a weekly floating rate based on a spread over the BMA index. This rate averaged 4.63% from the date of closing through December 31, 1997, 4.33% for the twelve months of 1998 and 4.18% for the twelve months of 1999. Upon a remarketing, the
Series A Bonds may be converted to a different interest rate mode (fixed or floating) and the interest rates may be modified at that time to reflect the prevailing market interest rates for whatever rate mode and remaining term is then applicable.

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

        Other   Sources.    In   connection  with   the   closing   of   the
Original Refunding Bonds, the applicable Operating Partnerships entered into certain pooling agreements which may provide under certain circumstances additional sources of funds to enable them to pay their respective debt service on the Series A Bonds and the Series B Bonds and related fees and expenses. As of December
31,   1999,  the  aggregate  amount  of  net  excess  cash  flow   held   in
the Operating Partnership escrows was approximately $3.8 million, including deposits from December's cash flow compared to $2.2 million at the end of 1998.

        Remarketed   Bonds.    As  required  under  the   trust   indentures
for the Existing MRBs, on November 1, 1999, the Existing MRBs for the Apollo and San Bruno Operating Partnerships were remarketed,
which   means   that   OTEF  II  exchanged  the  Existing   MRBs   for   new
bonds  that  bear  a  fixed  rate  of  interest  to  maturity  at  a  market rate determined by a remarketing agent. The remarketing agent determined the fixed rate of interest on the San Bruno bonds to be 9% per annum. The trust indenture for the Apollo bonds
specified  that  the  fixed  rate  of  interest  on  the  remarketed   bonds
was the lower of the rate established by the remarketing agent or 150 basis points in excess of the Bond Buyer 20-bond index. The new rate was determined to be 7.49% on the remarketing date. The original maturity date of November 2009 was not changed.

        In addition, in connection with the remarketing, the San Bruno and Apollo Operating Partnerships delivered to OTEF II interest-bearing, demand promissory notes dated November 1, 1999, in the original principal amount of $8.8 million and $5.2 million, respectively. The principal amount of the San Bruno note reflects contingent interest in the amount of $8.6 million due and payable on the remarketing date together with accrued but unpaid base interest. The principal amount of the Apollo note reflects accrued but unpaid interest only since no contingent interest was due and payable on the remarketing date. The demand notes bear floating rate interest at the short-term federal rate. For tax purposes the principal amount of the San Bruno demand note was reported as tax exempt interest income. For financial statement purposes, the estimated amounts to be collected on the San Bruno note are being accrued to income, under the effective interest method, over the expected remaining life of the San Bruno bond. Due to uncertainty of collection, the Apollo demand note has not been recognized for either tax or financial statement purposes. As of December 31, 1999, the unpaid principal and accrued interest on the San Bruno and Apollo demand notes was approximately $8.5 million and $5.2 million, respectively.

----------------------------------------------------------------------------
Report of Management
----------------------------------------------------------------------------

        OTEF II is continuing to explore with the Apollo Operating Partnership a possible bond restructuring or refinancing transaction. The Managing General Partner currently believes that the amount of the Apollo bond and cumulative unpaid base interest exceeds the value of the property owned by the Apollo Operating Partnership. The San Bruno Operating Partnership is currently considering a refinancing of its mortgage indebtedness in addition to a possible bond restructuring or other capital transaction. The Managing General Partner currently believes
that   the   value  of  the  property  owned  by  the  San  Bruno  Operating
Partnership exceeds the combined outstanding principal balance of the $26 million San Bruno bond and the new $8.8 million demand note, and that OTEF II will realize in full the value of the San
Bruno   bond   and  demand  note  through  a  future  sale,  securitization,
refinancing    or   other   capital   transaction   involving    the    bond
and/or the note, or a repayment of the bond and note by the San Bruno Operating Partnership in accordance with the terms of such instruments.

Status Quo BACs

        On February 8, 1999, OTEF II distributed to existing SQB Holders an offering circular describing a voluntary offer to
exchange  BACs  for  SQBs  on  a  25-for-1  basis.   The  offer  expired  on
July   31,   1999.    As   of   December   31,   1999,   6,209   SQBs,    or
approximately 89% of the 6,946 SQBs outstanding at December 31, 1998, had been converted to 155,225 BACs, leaving 737 SQBs outstanding, which represent approximately 0.25% of all shares outstanding at December 31, 1999. During January, 2000, an additional 25 SQBs were converted to 625 BACs, leaving 712 SQBs outstanding as of the date of this report.

        As   previously  reported,  since  substantially  all  of  the  SQBs have been exchanged for BACs, the remaining SQBs have been allocated increased shares of administrative costs, which are relatively fixed costs and not dependent on the number of SQBs outstanding. For the quarter ended December 31, 1999, these costs exceeded income allocable to SQBs resulting in a net loss of $7.84 per SQB. Accordingly, the February 15, 2000 distribution was paid exclusively from existing cash reserves allocable to remaining SQB holders.

        Based  on  OTEF  II's  existing  cash  reserves  allocable  to   the
remaining SQBs and the Managing General Partner's estimates of allocable interest payments received by OTEF II from recurring cash flow and expenses allocable to SQB holders, these cash reserves have been substantially depleted. Therefore, in the absence of a sale of any remaining SQB assets, or a redemption by one or more borrowers of the bonds in which SQB holders have an ownership interest, or some other transaction of a capital nature, it is anticipated that SQB holders will continue to realize net losses and the SQBs will no longer receive quarterly distributions payable from recurring operations. Continued losses will cause a reduction in the SQB capital accounts, which will reduce the amount of net proceeds from any future capital transaction otherwise payable to SQB holders.

        The  Information  Memorandum  furnished  on  December  2,  1996   to
OTEF   holders   states   that,   subject   to   receipt   of   a   fairness
opinion   from   OTEF   II's  independent  real  estate   consultant,   non-
tendered   unexchanged  SQBs  will  be  purchased  or   redeemed   by   OTEF
II at such time as the Managing General Partner believes that it would be in the best interests of OTEF II and the holders of the non-tendered SQBs, but in no event later than December 31, 2006,
which   date   may   be   extended   under   certain   circumstances.    The
purchase  or  redemption  price  will  be  the  fair  market  value  of  the
Status Quo Assets at the time of purchase or redemption, less the costs of sale. The Status Quo Assets include a small portion of the Series A Bonds, Series B Bonds and Remarketed Bonds allocable to SQB Holders, not the underlying real estate, and exclude all of OTEF II's New Assets.

----------------------------------------------------------------------------
Report of Management
----------------------------------------------------------------------------

Results of Operations

      OTEF II's Operations.

        1999   versus   1998.    Distributions  to  Partners   amounted   to
approximately  $15.7  million,  or  $2.09  per  BAC  and  $37.14  per   SQB.
For   financial   statement  purposes,  Net  Income  and  Net   Income   per
BAC   were  approximately  $20.0  million  and  $2.67,   respectively,   for
the year ended December 31, 1999, as compared to approximately $19.3 million and $2.58, respectively, for the year ended
December   31,   1998.    Net   income  per  BAC   for   the   years   ended
December 31, 1999 and December 31, 1998, assuming dilution for stock options granted in 1997, was $2.67 and $2.56, respectively.

         OTEF   II's   revenues   for   1999   reflect   an   increase    of
approximately $1.5 million, or 6.3%, compared to 1998 due primarily to new acquisitions, but also from the increased interest payments on the Original Refunding Bonds and the Remarketed Bonds. For comparative purposes, the 1999 revenues would have increased 10.1% over 1998, excluding the one time 1998 revenues of $0.795 million.

        For 1999, OTEF II's expenses increased by approximately $0.8 million, or 20%, compared to 1998. This increase in expenses reflects nearly a $0.3 million increase in finance interest expense and approximately $0.2 million increase in advisory fees, compared to 1998.

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

         OTEF   II's   revenues   for   1998   reflect   an   increase    of
approximately $4 million, or 21%, compared to 1997 due primarily to the Dallas, Carpenter, Jacaranda and Summerwalk transactions, but also from the increased interest payments on the Original
Refunding Bonds and the Existing MRBs. In 1998, OTEF II also received an additional $0.51 million from the San Bruno Operating Partnership representing payment of deferred interest and an expense reimbursement in the amount of $0.285 million representing bond refunding costs previously advanced by OTEF II to certain operating partnerships.

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

        For 1997, OTEF II's expenses decreased by approximately $2.4 million, or 49%, compared to 1996. This decrease in expenses reflects nearly a $2.9 million decrease in litigation costs over the prior year. In addition, commencing in 1997, OTEF II was required to report interest expense attributable to the financing transaction that was completed on August 22, 1997.

----------------------------------------------------------------------------
Report of Management
----------------------------------------------------------------------------

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

----------------------------------------------------------------------------
Report of Independent Accountants
----------------------------------------------------------------------------

To   the   Partners  and  BAC  Holders  of  Oxford  Tax   Exempt   Fund   II
Limited Partnership:

        In   our  opinion,  the  accompanying  balance  sheets  and  related statements of income and comprehensive income, partners' capital and cash flows present fairly, in all material respects, the financial position of Oxford Tax Exempt Fund II Limited Partnership as of December 31, 1999 and 1998, and the results of its  operations  and  its  cash  flows  for  each  of  the  three  years  in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's Managing General Partner; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our
audits    provide   a   reasonable   basis   for   our   opinion   expressed
above.



PricewaterhouseCoopers  LLP

/S/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Washington, D.C.
January 28, 2000


Oxford Tax Exempt Fund II Limited Partnership
------------------------------------------------------------------------------
Balance Sheets (in thousands, except per BAC and SQB amounts)
------------------------------------------------------------------------------
December 31,                                     1999            1998
------------------------------------------------------------------------------
Assets
 Investments:
   Tax-exempt securities                       $208,216        $213,900
   Tax-exempt securities held in trust           76,765          62,565
   Taxable securities                            27,190          11,840
------------------------------------------------------------------------------
     Total Investments                          312,171         288,305
------------------------------------------------------------------------------
 Cash and cash equivalents                        5,500          18,011
 Other assets                                     4,027           2,770
------------------------------------------------------------------------------
     Total Assets                              $321,698        $309,086
==============================================================================
Liabilities and Partners' Capital
  Liabilities
   Financing debt                              $ 52,614        $ 47,614
   Distributions payable                          4,049           3,826
   Accounts payable and accrued expenses            571             573
------------------------------------------------------------------------------
     Total Liabilities                           57,234          52,013
------------------------------------------------------------------------------
Partners' Capital
  General Partners' Interests                    (2,189)         (2,275)
  Limited Partners' Interests:
    Beneficial    Assignee    Interests
     (7,499,875  interests issued  and
     7,338,425 and 7,183,200 interests
     outstanding  as of  December  31,
     1999 and 1998, respectively)               168,308         160,632
   SQB Interests (12,587 interests
     issued and 737 and 6,946
     interests outstanding as of
     December 31, 1999 and 1998,
     respectively)                                  379           3,849
Accumulated other comprehensive income           97,966          94,867
------------------------------------------------------------------------------
     Total Partners' Capital                    264,464         257,073
------------------------------------------------------------------------------
     Total Liabilities and Partners' Capital   $321,698        $309,086
==============================================================================

The  accompanying notes are an integral part of these financial statements.



Oxford Tax Exempt Fund II Limited Partnership
------------------------------------------------------------------------------
Statements of Income and Comprehensive Income (in thousands, except per BAC amounts)
------------------------------------------------------------------------------

                                                        OTEF II
                                             For the years ended December 31,
                                           -----------------------------------
                                              1999        1998        1997
------------------------------------------------------------------------------
Interest Earned:
  Interest on tax-exempt securities       $ 18,985    $ 18,967    $ 17,734
  Interest on tax-exempt securities
    held in trust                            3,204       2,459         667
  Interest on taxable securities             1,967         837           0
  Other, primarily tax-exempt income           451         888         729
------------------------------------------------------------------------------
    Total Interest Earned                   24,607      23,151      19,130
------------------------------------------------------------------------------
  Finance interest expense                  (2,121)     (1,809)       (462)
------------------------------------------------------------------------------
    Net Interest Margin                     22,486      21,342      18,668
------------------------------------------------------------------------------
Expenses
  Third party expenses                       1,236       1,095       1,436
  Related party expenses                     1,276         964         590
------------------------------------------------------------------------------
    Total Expenses                           2,512       2,059       2,026
------------------------------------------------------------------------------
Net income                                $ 19,974    $ 19,283    $ 16,642
==============================================================================
Other comprehensive income:

    Unrealized gains on investments       $  3,099    $ 16,286    $ 16,084
==============================================================================
Comprehensive income                      $ 23,073    $ 35,569    $ 32,726
==============================================================================
Net income allocated to BAC holders       $ 19,571    $ 18,509    $ 15,893
==============================================================================
Net income per  BAC                       $  2.670    $  2.576    $  2.188
==============================================================================
Net Income per BAC - assuming dilution    $  2.665    $  2.556    $  2.182
==============================================================================
Distribution per  BAC                     $  2.090    $  2.025    $  1.942
==============================================================================
Weighted average BACs outstanding            7,331       7,185       7,264
==============================================================================
Weighted average BAC - assuming dilution     7,344       7,241       7,284
==============================================================================

The accompanying notes are an integral part of these financial statements.



Oxford Tax Exempt Fund II Limited Partnership
------------------------------------------------------------------------------
Statement of Partners' Capital (in thousands, except per BAC and SQB amounts)
------------------------------------------------------------------------------

                                        Limited Partner    Accumulated
For the Years Ended                        Interests           Other
December 31, 1999, 1998      General   -----------------   Comprehensive
and 1997                     Partners   BACs        SQBs      Income    Total
------------------------------------------------------------------------------
Balance, December 31, 1996  $(2,393)   $161,665  $    0     $ 62,497 $221,769
==============================================================================
Comprehensive income:

Net Income, including
  $2.188 per BAC and
  $43.62 per SQB                333      15,893     416            0   16,642

Unrealized gains on
  investments                     0           0       0       16,084   16,084
                              ------------------------------------------------
   Total comprehensive
     income                     333      15,893     416       16,084   32,726


Allocation of SQB Capital         0      (6,809)  6,809            0        0

SQB Redemptions                   0          26  (2,992)           0   (2,966)

Distributions to Partners,
  including $1.942 per BAC
  and $36.66 per SQB           (296)    (14,103)   (348)           0  (14,747)
------------------------------------------------------------------------------
Balance, December 31, 1997   (2,356)    156,672   3,885       78,581   236,782
==============================================================================
Comprehensive income:

Net Income, including
  $2.576 per BAC and
  $55.76 per SQB                385      18,509     389            0    19,283

Unrealized gains on
  investments                     0           0       0       16,286    16,286
                            --------------------------------------------------
   Total comprehensive
     income                     385      18,509     389       16,286    35,569

SQB Redemptions                   0           0     (80)           0      (80)

Distributions to Partners
  including $2.025 per BAC
  and $49.52 per SQB           (304)    (14,549)   (345)           0  (15,198)
------------------------------------------------------------------------------
Balance, December 31, 1998  $(2,275)   $160,632  $3,849      $94,867 $257,073
==============================================================================
Comprehensive income:

Net Income, including
  $2.670 per BAC and
  $3.58 per SQB                 399      19,571       4            0   19,974

Unrealized gains on
  investments                     0           0       0        3,099    3,099
------------------------------------------------------------------------------

    Total comprehensive         399      19,571       4        3,099   23,073
      income

Allocation of SQB Capital         0       3,432  (3,432)           0        0

Distributions to Partners
  including $2.09 per BAC
  and $37.14 per SQB           (313)    (15,327)    (42)           0  (15,682)
------------------------------------------------------------------------------
Balance, December 31, 1999  $(2,189)   $168,308 $   379      $97,966 $264,464
==============================================================================

The accompanying notes are an integral part of these financial statements.



Oxford Tax Exempt Fund II Limited Partnership
-----------------------------------------------------------------------------------
Statements of Cash Flows (in thousands)
-----------------------------------------------------------------------------------
                                                            OTEF II
                                              For the years ended December 31,
                                              ---------------------------------
                                               1999        1998        1997
-------------------------------------------------------------------------------
Operating Activities:
  Net income                                 $19,974     $19,283     $16,642
  Adjustments to reconcile net income to net
   cash provided by operating activities:
Changes in assets and liabilities:
  Other assets, primarily interest
    receivable                                  (180)       (140)       (307)
  Accounts payable and accrued expenses           (2)       (877)       (333)
------------------------------------------------------------------------------
Net cash provided by operating activities     19,792      18,266      16,002
------------------------------------------------------------------------------
Investing activities:
Investment in new assets                     (20,767)      (16,040)  (24,366)
Redemption of SQBs                                 0           (80)   (2,966)
Litigation settlement payments                     0        (1,538)     (962)
Other assets                                  (1,077)          360      (589)
------------------------------------------------------------------------------
Net cash (used in) provided by
investing activities                         (21,844)      (17,298)  (28,883)
------------------------------------------------------------------------------
Financing activities:
Net proceeds from debt refinancing             5,000        20,440    27,174
Distributions paid                           (15,459)      (15,091)  (14,671)
------------------------------------------------------------------------------
Net cash (used) provided in financing
  activities                                 (10,459)        5,349    12,503
------------------------------------------------------------------------------
Net (decrease) increase in cash and
  cash equivalents                           (12,511)        6,317      (378)
Cash and cash equivalents,
  beginning of period                         18,011        11,694    12,072
------------------------------------------------------------------------------
Cash and cash equivalents, end of period      $5,500       $18,011   $11,694
------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


----------------------------------------------------------------------------
Notes to Financial Statements
----------------------------------------------------------------------------

Note 1.  Financial Statements

        The financial statements reflect all adjustments which, in the opinion of the Managing General Partner of Oxford Tax Exempt Fund II Limited Partnership ("Oxford Tax Exempt Fund II, "OTEF II," or the "Partnership"), are necessary to present fairly OTEF II's financial position as of December 31, 1999 and 1998, the Statements of Income and Comprehensive Income for the years ended December 31, 1999, 1998 and 1997, the Statement of Partners' Capital as of December 31, 1999, 1998, and 1997, and the Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

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

         Investment Transactions. During 1999, OTEF II closed several investments transactions totaling approximately $60.3 million. On November 24, 1999 OTEF II closed a development venture transaction for The Peaks at Conyers Apartments, a 260-unit apartment community being developed in Conyers, Georgia, an Atlanta suburb. The property owner is a non-profit affiliate of Resource Healthcare of America, Inc. Property management services will be provided by Lane Company.

        Construction and permanent financing for the property was provided through the issuance of Series A, Series B and Series C
Bonds. The Series A and Series B Bonds in the aggregate amount of $12.75 million were credit enhanced and sold to third party investors. These bonds bear interest at fixed rates and are subject to a 10-year remarketing. At closing, OTEF II acquired at par all of the Series C Bonds in the original principal amount of $5.42 million. Interest on the Series C Bonds is exempt from federal income tax. The Series C Bonds require payments of base interest at an annual rate of 9-7/8% during the construction period and at 9-3/8% thereafter. Additional interest accrues at an annual rate of 2.625% during the construction period and at 3.125% thereafter, and is payable from 70% of cash flow remaining after payment of base interest and in full upon a tender or
redemption  of  the  Series  C  Bonds.   The  Series  C  Bonds  are  secured
by, among other things, a second mortgage on the property, and are subject to optional call by OTEF II in 10 years. The Series
C Bonds are structured to provide OTEF II with certain enhanced rights, including construction and lease-up guaranties and reserves, payment and performance bonds, a $1 million construction letter of credit, various approval rights with respect to the operation, refinancing and sale of the property, and an option to purchase the property.

        On June 11, 1999, an affiliate of OTEF II acquired River Reach Apartments, a 556-unit garden apartment community in Naples, Florida for a purchase price of approximately $34.6 million. The property is financed with $24 million of floating
rate   tax-exempt  bonds,  which  are  secured  by  a  first   mortgage   on
the property. The credit enhancement on the tax-exempt bonds expires on June 9, 2000. While the bonds are currently held by third parties, OTEF II expects to purchase and restructure them in the future. In connection with the River Reach investment transaction, OTEF II executed a standby reimbursement agreement with a Merrill Lynch affiliate which effectively guarantees the approximately $24 million obligations of the Naples Borrower to Banco Santander Central Hispano, S.A. This reimbursement agreement expires on June 9, 2000. Based upon its preliminary discussions, the Managing General Partner believes that OTEF II will be able to extend this agreement and the credit enhancement of the tax-exempt bonds, although no assurances can be given. At closing, OTEF II provided a taxable loan to the affiliated borrower in the maximum amount of approximately $13 million, with an initial advance of approximately $12.1 million. The initial advance was used to fund a portion of the property's purchase price, and various costs, expenses, capital improvements and reserves. The taxable loan bears annual interest at 12% and is secured by a second mortgage on the
property.    OTEF   II  also  provided  a  second  taxable   loan   in   the
amount   of  $1.3  million,  the  proceeds  of  which  were  used   by   the
affiliated borrower to reimburse the property seller for capitalizable expenditures.

----------------------------------------------------------------------------
Notes to Financial Statements
----------------------------------------------------------------------------

        On April 9, 1999, affiliates of OTEF II completed the acquisition of all of the partnership interests of Carrollwood
Lakeside   North   Partners,   Ltd.,   which   owns   Lakeside   North    at
Carrollwood   Apartments,   a  168-unit  garden   apartment   community   in
Tampa, Florida. The property is financed with $6.13 million of tax-exempt bonds, which bear annual interest at 5.95%, and are secured by a first mortgage on the property. While the bonds are currently held by third parties, OTEF II expects to purchase and restructure them in the future. At closing, OTEF II provided a taxable loan which bears annual interest at 15.48%to the affiliated borrower in the maximum amount of $2 million, with an initial advance of approximately $1.6 million. The initial advance was used to fund a portion of the property's purchase price, and various costs, expenses, capital improvements and reserves. The taxable loan is secured by a second mortgage on the property.

       On  November  1,  1999,  the  Existing  MRBs  held  by  OTEF  II  and
secured   by   the   properties  owned  by  the   Apollo   and   San   Bruno
operating   partnerships   were  remarketed.    See   Note   7   "Remarketed
Bonds" below.

        Original Refunding Bonds. OTEF II has acquired refunding bonds ("Original Refunding Bonds") for 12 of the fifteen original mortgage revenue bonds, which comprise approximately 88%
of the face amount of OTEF II's original bond portfolio. The Original Refunding Bonds consist of senior bonds ("Series A Bonds") and subordinated bonds ("Series B Bonds"). This senior/subordinated structure has allowed OTEF II to undertake several financing transactions involving the Series A Bonds
allocable  to  BAC  Holders.   OTEF  II  retained  the  related   Series   B
Bonds for the benefit of BAC Holders, and retained both the Series A Bonds and Series B Bonds that are designated as Status Quo Assets and held for the benefit of SQB Holders. See Note 7 to these Financial Statements.

         Financing Transactions. OTEF II seeks to enhance its overall return on investment and to generate proceeds which facilitate the acquisition of New Assets. To pursue additional investment opportunities, OTEF II requires additional capital from time to time. In addition to proceeds from financings, OTEF II may generally acquire New Assets: (i) from the proceeds of sales or other dispositions of Original Refunding Bonds (defined below) and the proceeds from principal payments with respect to the Original Refunding Bonds (except for the portion of such proceeds allocable to SQBs), as well as bonds issued to refund any tax-exempt bonds acquired by OTEF II pursuant to the Liquidity and Growth Plan; (ii) from the proceeds of sales or
other   dispositions  of  New  Assets  and  the  proceeds   from   principal
payments with respect to New Assets; (iii) from the proceeds of issuances of additional equity securities, including additional limited partnership interests in OTEF II and additional BACs;
(iv)    from    the   issuance   of   additional   equity   securities    in
exchange for New Assets; or (v) funds borrowed from lenders or by issuing evidences of indebtedness.

        OTEF   II   has   securitized  a  total   of   approximately   $76.8
million of its bond portfolio by assigning these bonds to a Merrill Lynch affiliate, which in turn, deposited them into trusts. See "Financing Transactions" in Note 3 below. The trusts, in turn, sold to institutional investors senior, floating rate securities credit enhanced by a Merrill Lynch affiliate. These senior securities have first priority on the debt service payments related to the Series A Bonds. OTEF II acquired all the subordinated interests in these trusts in the aggregate amount of approximately $15 million, and received the proceeds from the sale of the senior securities, less certain transaction costs. In addition, in a transaction involving the Carpenter bonds, OTEF
II   acquired   approximately  $9  million  of   senior   trust   interests,
which  may  be  sold  at  any  time to provide  cash  to  OTEF  II  for  new acquisitions or for any other purpose. OTEF II has certain rights to repurchase and/or refinance the Series A Bonds and to repurchase the senior securities and, therefore, retains a level of control over the Series A Bonds. These securitization transactions provide low-cost financing for OTEF II's growth. The portion of the net proceeds from these transactions that is not invested in New Assets is temporarily invested in liquid tax-exempt money market securities.

       On  February  19,  1999,  OTEF  II closed  the  second  in  a  series of transactions with Merrill Lynch, securitizing approximately $12.8 million of Series A Bonds held in OTEF II's portfolio.
OTEF II also purchased a subordinated interest in this securitization transaction for $3.2 million. OTEF II's net proceeds were approximately $9.6 million from this transaction, after transaction costs and the purchase of the subordinated interest. A portion of these proceeds were used by OTEF II in connection with the Jacaranda Transaction. On May 21, 1999, OTEF II closed the third in a series of transactions with Merrill Lynch, securitizing approximately $11 million of Series A Bonds held in OTEF II's portfolio. OTEF II also purchased a subordinated interest in this securitization transaction for $0.1 million. OTEF II's net proceeds were approximately $10.8 million from this transaction, after transaction costs and the purchase of the subordinated interest. A portion of these proceeds were used by OTEF II in connection with the Summerwalk Transaction. The remaining proceeds will be used for additional transactions.

----------------------------------------------------------------------------
Notes to Financial Statements
----------------------------------------------------------------------------

        Due to the credit enhancement provided by a Merrill Lynch affiliate in connection with the securitization transactions, and favorable underwriting characteristics (generally, low loan-to-
value and high debt coverage), this financing debt bears interest at the BMA weekly floating bond index plus approximately 80 to 85 basis points (including credit enhancement, trustee and related
fees).    This  rate  averaged  4.63%  from  the  date  of  closing  through
December  31,  1997,  4.33%  for  the  twelve  months  of  1998  and   4.18%
for the twelve months of 1999. While OTEF II is not an obligor and, therefore, is not liable for repayment of this financing debt, the Securitized Bonds (in which OTEF II owns approximately $24 million of subordinated interests through the trusts) are in effect collateral for this financing debt. Based on its preliminary discussions with financing sources, the Managing General Partner believes that OTEF II will be able to extend the credit enhancement or refinance this financing debt, although no assurances can be given. Substantially all of the credit enhancement associated with this financing debt has been extended to February 15, 2001.

        In   connection   with  these  transactions,   OTEF   II   converted
the interest rate mode on the Series A Bonds involved in these transactions from an annual reset to weekly floaters. On August 22, 1997, and September 21, 1998, OTEF II purchased three-year interest rate caps on a notional amount of approximately $27 million and $30 million, respectively, to minimize the effects of interest rate volatility. Under these arrangements, if the average short-term, tax-exempt interest rates during the term of the cap increase above a specified level (6% and 4.5%, respectively), the counter-party to the interest rate cap transaction is required to pay directly to OTEF II the amount by which such rates exceed the specified level. Through December
31, 1999 no payments were required to be made by the counter-party pursuant to these interest cap agreements.

     In   addition,   credit   enhancement   associated   with   the   bonds
secured    by    the    property   owned   by   the   Summerwalk    borrower
terminates on December 15, 2000.

Note 3.  Significant Accounting Policies

        Method of Accounting. OTEF II's financial statements are prepared in accordance with generally accepted accounting principles. Effective June 15, 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and
Hedging Activities". Management believes that this SFAS will not have a material impact on OTEF II's financial position or results of operations.

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

        Income Taxes. No provision has been made for federal, state, or local income taxes in the financial statements of OTEF II since the Partners and OTEF II, BAC Holders (collectively, "OTEF II BAC Holders") are required to report on their individual tax returns their allocable share of taxable income, gains, losses, deductions, and credits of OTEF II.

         Comprehensive Income. Comprehensive income includes both "Net Income" and "Other Comprehensive Income". OTEF II's only source of "Other Comprehensive Income" is related to the valuation of its investments to market, which results in unrealized gains or losses previously charged to an equity account under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities".

        Investments. As previously reported, on June 1, 1995, the then Existing MRBs were transferred from OTEF to OTEF II at their book value of approximately $153 million. The OTEF II Managing General Partner estimated at December 31, 1999 that the fair value of the Original Refunding Bonds and the Remarketed Bonds was approximately $251 million and, accordingly, unrealized appreciation on these investments of $98 million is recorded as a
credit   to   partners'  capital.   The  Series  A  Bonds,  the   Remarketed
Bonds and the Other Refunding Bonds are valued based on comparable municipal bond securities, and the Series B Bonds and the taxable loans are valued based on a discounted cash flow analysis. For this purpose the applicable cash flows are based on certain assumptions concerning the Properties and the markets in which they are located, including the timing and realization of such cash flows.

----------------------------------------------------------------------------
Notes to Financial Statements
----------------------------------------------------------------------------

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

        Accounting for earnings per share. Basic earnings per share, a measure required by Statement of Financial Accounting
Standards    No.   128,   "Earnings   Per   Share,"   does    not    include
incentive BAC options as common share equivalents. Diluted earnings per share reflects the potential dilution that could occur if such options or other contracts to issue shares were exercised or resulted in the issuance of an incremental amount of new shares based on the Treasury Method. The Treasury Method assumes that the proceeds from exercise of the options are used to purchase shares at the average market price during the reporting period, which was $24.38 and $26.14 for the years ended 1999 and 1998, respectively. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) are included in the denominator of the diluted earnings per share computation. Dilutive "incremental" BAC shares were 7.34 million in 1999 and
7.24 million in 1998. For the impact of OTEF II's option plan, see Note 3. "Net Income and Distributions per Beneficial Assignee Interest (BAC) and SQB". All amounts have been restated to reflect the 25-for-1 stock split effective July 1, 1997.

        Net   Income  and  Distributions  per  BAC  and  SQB.   Net   income
and distributions per BAC and net income and distributions per SQB are based upon the weighted average number of BACs and SQBs outstanding during the applicable year. For the first quarter of 1997, there were 7,499,875 BACs outstanding. On April 1, 1997, 314,675 BACs were converted to 12,587 SQBs, leaving 7,185,200 BACs outstanding at December 31, 1997. In December 1998, OTEF II purchased 2,000 BACs on the open market in accordance with the previously announced BAC repurchase program, leaving 7,183,200
BACs   outstanding   at   December  31,  1998.    During   1998,   OTEF   II
redeemed  an  additional  122  SQBs  at  the  price  of  $540  per  SQB  and
25 SQBs at the price of $550 per SQB. During 1999 6,209 SQBs were exchanged for 155,225 BACs under the exchange program. As of December 31, 1999, there were 737 SQBs outstanding. See "Accounting for SQBs" below.

        Statements  of  cash  flows.   The  statements  of  cash  flows  are
intended   to  reflect  only  cash  receipts  and  cash  payment   activity.
The   statements   do   not   reflect  investing  and   financing   activity
that affect recognized assets or liabilities and do not result in cash receipts or cash payments. This non-cash activity consists of distributions payable to Partners, SQB holders and OTEF II BAC
Holders of $4 million, $3.8 million, and $3.7 million at December 31, 1999, 1998, and 1997, respectively. Non-cash investing activity includes a change in unrealized gain on investments of approximately $3.1 million, $16.3 million and $16.1 million for years ended December 31, 1999, 1998 and 1997, respectively.

         Cash and cash equivalents. Cash and cash equivalents consist of all demand deposits and tax-exempt money market funds stated at cost, which approximates market value, with original maturities of three months or less at date of purchase.

        Financing Transactions. For financial statement purposes, the securitization transactions described in Note 2 are accounted
for   as   financing  transactions.   The  amount  of  the  bonds   financed
of approximately $76.8 million is reflected as Securities Held in Trust, the net cash proceeds are classified as cash and cash equivalents and the difference between the principal amount of the bonds financed and the principal amount of the subordinated interests acquired by OTEF II is classified as financing debt on the accompanying balance sheet.

----------------------------------------------------------------------------
Notes to Financial Statements
----------------------------------------------------------------------------
         Costs associated with these financing transactions are being amortized over ten years for financial statement purposes, and costs associated with the interest rate cap are being amortized over the life of each interest rate cap agreement,
which   is  three  years.   These  deferred  costs  are  included  in  other
assets   on   the   balance  sheet.   For  federal  income   tax   purposes,
these transactions are treated as sales by OTEF II of the applicable Series A Bonds and a purchase of subordinated interests in the trusts.

        Accounting for SQBs. The SQBs are designed to replicate, to the extent possible, the economic interest that SQB Holders would have had in the Original Refunding Bonds and the Remarketed
Bonds if the partnership agreement for Oxford Tax Exempt Fund Limited Partnership ("OTEF"), OTEF II's predecessor, had
continued   to   govern  and  the  Liquidity  and  Growth   Plan   was   not
implemented.

        Following receipt of an Information Memorandum furnished on December 2, 1996 to BAC Holders, approximately 4.2% of the BAC holders made a timely election to convert their BACs to SQBs.
Effective April 1, 1997, OTEF II issued the SQBs, representing 12,587 shares, in uncertificated, book-entry form. Effective August 1, 1997, OTEF II redeemed 5,484 SQBs for approximately $3.0 million. During 1998 OTEF II redeemed an additional 122 SQBs at the price of $540 per SQB and 25 SQBs at the price of $550 per SQB. During 1999, 6,209 SQBs were exchanged for 155,225
BACs. As of December 31, 1999, there were 737 SQBs outstanding representing approximately 0.25% of all outstanding shares.

        The Information Memorandum states that, subject to receipt of a fairness opinion from OTEF II's independent real estate consultant, non-tendered unexchanged SQBs will be purchased or redeemed by OTEF II at such time as the Managing General Partner believes that it would be in the best interests of OTEF II and the holders of the non-tendered SQBs, but in no event later than
December   31,   2006,   which   date  may   be   extended   under   certain
circumstances. The purchase or redemption price will be the fair market value of the Status Quo Assets at the time of purchase or redemption, less the costs of sale. The Status Quo Assets include a small portion of the Series A Bonds, Series B Bonds and Remarketed Bonds allocable to SQB Holders, not the underlying real estate, and exclude all of OTEF II's New Assets.

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

        The   SQB   Holders   do   not  share  in  the   growth   or   other
benefits   expected   to  be  achieved  under  the  Liquidity   and   Growth
Plan. In addition, the SQBs are not allocated any capital losses for federal income tax purposes that may result from the disposition of the Refunding Bonds or interests therein or new assets in connection with a financing undertaken pursuant to the Liquidity and Growth Plan. A schedule of 1999 SQB income is as follows:

----------------------------------------------------------------------------
Notes to Financial Statements
----------------------------------------------------------------------------

----------------------------------------------------------------------------
STATEMENT OF STATUS QUO BAC INCOME BY QUARTER
  (in thousands, except per interest) (Unaudited)
----------------------------------------------------------------------------
                                    For the Three Months Ended in 1999
                               ---------------------------------------------
                               March 31   June 30  September 30  December 31
                               ---------------------------------------------
Interest Earned:
  Interest on tax-exempt
   securities                  $   29     $   15    $   12        $   13
  Other  tax-exempt income          1          0         0             0
----------------------------------------------------------------------------
  Total Revenues                   30         15        12            13
----------------------------------------------------------------------------
Expenses:
  Governance and Administration   (17)       (15)      (15)          (19)
----------------------------------------------------------------------------
  Total Expenses                  (17)       (15)      (15)          (19)
----------------------------------------------------------------------------
Net income alloaction to
  SQB holders                  $   13     $    0    $   (3)       $   (6)
----------------------------------------------------------------------------
Other comprehensive income:
  Unrealized gains on
    investments                $   12     $    1    $    1        $    1
----------------------------------------------------------------------------
Comprehensive income           $   25     $    1    $   (2)       $   (5)
----------------------------------------------------------------------------
Net  income (loss) per SQB
  interest                     $ 7.57     $(0.34)   $(4.56)       $(7.84)
----------------------------------------------------------------------------
Distribution per SQB interest  $12.38     $12.38    $ 6.19        $ 6.19
----------------------------------------------------------------------------
Weighted average SQB shares
  outstanding                   1,756        846       777           737
----------------------------------------------------------------------------


Note 4.  Related Party Transactions

      The Oxford Affiliates. The General Partner and each of the affiliates discussed below are collectively referred to as the Oxford Affiliates in the accompanying financial statements. The General Partners own interests in OTEF II that entitle them to receive a share of OTEF II's cash flow and possibly of sale, refinancing and liquidation proceeds. Distributions to the General Partners totaled approximately $0.3 million for December 31, 1999, 1998 and 1997.

      Interests in the Operating Partnerships. Affiliates of the Managing General Partner that are general and limited partners of the Operating Partnerships have an interest in the Operating Partnerships that entitles them to receive a share of any cash flow and sale, refinancing and liquidation proceeds of the Operating Partnerships. Since inception, the original Operating Partnerships have not been able to make any distributions of cash flow to their respective partners. In addition, in connection with the 1995 OTEF Restructuring Plan and after each Existing MRB is refunded, all cash flow from each such Operating Partnership that is attributable to these interests will be pledged for the benefit of OTEF II. At the end of 1998, OTEF II acquired the tax-exempt bonds that are collateralized by the properties owned by the Carpenter Borrower and the Dallas Borrower, both of which are
affiliates   of  the  Managing  General  Partner  of   OTEF   II.
Affiliates of the Managing General Partner receive fees from these partnerships and serve as their general partners, which entitles them to a share of any cash flow and refinancing and liquidation proceeds from these partnerships.

       Compensation and Fees. During the year ended December 31, 1999 total charges incurred by OTEF II from Oxford Realty Financial Group, Inc. ("ORFG") and other Oxford affiliates for new acquisitions amounted to approximately $1 million and $0.6 million for 1999 and 1998, respectively, with no such compensation accruing in 1997, as discussed below.

       As discussed above, ORFG provides various management services relating to the Existing Mortgaged Properties and
OTEF II's investment therein. It also provides additional services in connection with OTEF II's investment in New Assets, as described below. These ORFG services (the "Existing Fees") are operating expenses of the Operating Partnerships that are payable prior to the payment of interest on the Remarketed Bonds.

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

       ORFG generally receives a 1% acquisition fee from OTEF II for services rendered in connection with investment transactions. Total acquisition fees paid by OTEF II to ORFG in 1999 and 1998 were approximately $0.6 million and $0.35 million, respectively. The Carpenter and Dallas borrowers also paid acquisition fees of approximately $0.26 million to ORFG in 1998 upon closing of the bond refunding transactions.

       OTEF II also generally pays ORFG a 0.5% advisory fee for managing OTEF II's new investments after their acquisition. The advisory fees associated with the acquisition of the Dallas, Carpenter, Jacaranda and Summerwalk investments commenced in 1998. The advisory fees associated with the acquisition of the Lakeside, River Reach and Conyers investments commenced in 1999. Total advisory fees incurred by OTEF II from ORFG in 1999 and 1998 were approximately $0.4 and $0.25 million, respectively.

       For the year ended December 31, 1999, the Operating Partnerships, including the Carpenter Borrower and the Dallas Borrower, paid ORFG total asset management fees of approximately $0.8 million. For the years ended December 31, 1998 and 1997, the original Operating Partnerships paid ORFG total asset management fees of approximately $0.8 million and $0.6 million, respectively. The original Operating Partnerships also paid
ORFG, in the aggregate, approximately $0.7 million of fees pursuant to the OTEF Restructuring Plan Administration/Asset Management Fee Agreement, which amount is equal to 0.25% per annum of the principal amount of the bonds collateralized by the properties owned by the original Operating Partnerships ("Existing Mortgaged Properties"). Oxford affiliates may also receive other fees and expense reimbursements from entities other than OTEF II in connection with the acquisition, financing or refinancing, operation, repair, replacement and improvement of Mortgaged Properties.

        Expense Reimbursements. OTEF II and the Operating Partnerships also reimburse ORFG for certain expenses it incurs in providing services with respect to the mortgaged properties and the administration of OTEF II's affairs. Total reimbursements to the General Partners and their affiliates for the years ended December 31, 1999, 1998 and 1997 were approximately $0.8 million, $0.7 million, and $0.6 million, respectively, representing primarily staff rebillable time. The Managing General Partner anticipates that the amount of expense reimbursements payable by OTEF II will increase in accordance with the terms of OTEF II's partnership agreement due, in part, to the additional acquisition and financing activities relating to the Liquidity and Growth Plan. The portion of the expense reimbursement relating to salaries is determined based on the actual time the officers and employees devote to OTEF II.

    OTEF II's Incentive Option Plans. In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 "Accounting for Stock-based Compensation" (SFAS No. 123). This Statement defines a fair value based method of accounting for stock-based employee compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25). OTEF II has historically used the intrinsic value based method of accounting prescribed by APB25 and related interpretations, and has adopted the disclosure-only provisions of SFAS No. 123. Under APB 25, compensation expense for stock options is measured on the first date at which both the number of shares and the amount to be paid for the shares (the exercise price) are known. Although OTEF II adopted APB 25 accounting for its 1997 Incentive Option Plan, it has not yet adopted either APB 25 or SFAS No. 123 accounting for its 1999 Incentive Option Plan pending the granting of such options.

        On May 21, 1997, OTEF II adopted an incentive option plan (the "1997 Incentive Option Plan") in order for the Managing General Partner to attract and retain key employees of ORFG and advisers. The 1997 Incentive Option Plan authorizes the granting to the directors, officers and employees of the Managing General Partner and certain affiliates of options to purchase 652,125 OTEF II BACs (on a post-split basis), representing approximately 8.3% of the then outstanding OTEF II BACs on a fully diluted basis. Such options are exercisable for 10 years. The Managing General Partner has awarded all of the OTEF II BACs authorized under the terms of the 1997 Incentive Option Plan. Of the 652,125 options,613,000 were fully vested upon issuance and 39,125 are vested equally over 3 years commencing January 1, 1998. The exercise price for all options is $23.88 per BAC, which approximated the fair market value at the date of grant. Since the exercise price of the options approximated the BAC market price at the date of grant, no compensation expense was recognized at that time in accordance with APB 25. At December 31, 1999, the market price of $22.625 was less than the exercise price. Since the date of grant, no options have been exercised or forfeited. If OTEF II had adopted SFAS No. 123, it would have recognized a $2.09 per option compensation expense charge to net income of approximately $1.3 million in 1997. This amount was estimated using the Black-Scholes option-pricing model and assumes a dividend yield of 7.9%, expected volatility of 18.6%, risk free interest rate of 6.2% and an expected option life of 7 years.

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

The following table summarizes the Net BAC earnings and earnings per BAC using the SFAS No. 123, fair value method to record compensation expense
           (In thousands, except per share amounts)

-----------------------------------------------------------------
                                        1999     1998      1997
                                      ---------------------------
Net BAC Earnings-As Reported           $19,571  $18,509   $15,893
Net BAC Earnings-Proforma              $19,544  $18,482   $14,585
-----------------------------------------------------------------
BAC Earnings per share-As Reported:
  Basic                                 $2.670   $2.576    $2.188
  Diluted                               $2.666   $2.556    $2.182
-----------------------------------------------------------------
BAC Earnings per share-Proforma:
  Basic                                 $2.666   $2.572    $2.009
  Diluted                               $2.661   $2.552    $2.004
-----------------------------------------------------------------

       On December 15, 1999, OTEF II adopted a second incentive option plan (the "1999 Incentive Option Plan"). The 1999 Incentive Option Plan was subject to certain contingencies which were satisfied in the first quarter of 2000. The 1999 Incentive Option Plan authorizes the granting to the directors, officers and employees of the Managing General Partner and certain affiliates of options to purchase 350,000 BACs. Additionally, the 1999 Incentive Option Plan authorizes the Board of Directors to grant Dividend Equivalent Rights ("DERs") in tandem with the options. The DERs provide for either quarterly option strike price reductions to the option holders in the amount of the quarterly dividend, or, with the approval of the Board of Directors, quarterly dividend payments. When granted, the strike price of the BAC options will be no less than the fair market value of the BACs on the date of grant. If OTEF II adopts APB 25 with respect to this plan, since the option strike price will be no less than the then current BAC market price, no compensation expense is expected to be recognized at date of grant. If OTEF II adopts SFAS No. 123 for the 1999 Incentive Option Plan, there will be a charge to compensation expense of approximately $3.5 million at the date of the grant. This estimate was determined using the Black-Scholes pricing-model as provided by SFAS No. 123 and assumes a dividend yield of 0%, expected volatility of 15.7%, risk-free interest rate of 6.3% and an expected option life of 8 years. No options or DERs were granted under this plan through the opinion date of the Report of Independent Accountants accompanying these financial statements and at the time any options or DERs are granted the actual charge to compensation expense recorded may differ from Management's current estimate given above.

   Guarantees and Pledges. In connection with the Lakeside North and Summerwalk investments, OTEF II, along with the operating partnership that owns the applicable property, executed a guaranty agreement relating to payment of issuer and trustee fees and expenses (including expenses of their respective counsel), as well as an indemnity agreement relating to environmental matters pertaining to the property. OTEF II obtained Phase I environmental site assessment reports for these investments which, subject to the limitations stated therein, conclude generally that no adverse environmental conditions requiring remediation exist at either site. Accordingly, the Managing General Partner believes that OTEF II does not have material financial exposure under these agreements. In connection with the Carpenter bond securization, OTEF II pledged the $10.3 million of Dallas bonds as collateral. In connection with the River Reach investment transaction, OTEF II executed a standby reimbursement agreement with a Merrill Lynch affiliate which effectively guarantees the approximately $24 million obligations of the Naples Borrower to Banco Santander Central Hispano, S.A. This reimbursement agreement expires on June 9, 2000. Based upon its preliminary discussions, the Managing General Partner believes that OTEF II will be able to extend this agreement and the credit enhancement on the tax-exempt bonds, although no assurances can be given. OTEF II may execute similar agreements in connection with new investments made after the dateof this report.

Note 5.  Capital, Profits, Losses, and Cash Distributions

       The following discussion summarizes certain rights of the BAC Holders and the SQB Holders following the SQB Issuance Date.

-----------------------------------------------------------------
Notes to Financial Statement
-----------------------------------------------------------------

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

      Liquidity Residual and Liquidation Proceeds. The Liquidity Residual Proceeds shall be applied to the payment of the expenses allocable to the BACs or reinvested in New Assets at the discretion of the Managing General Partner, and to the extent not so applied or reinvested, shall be available for distribution, in which case such amounts generally shall be applied and distributed in the following amounts and order of priority:

-----------------------------------------------------------------
Notes to Financial Statement
-----------------------------------------------------------------

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

----------------------------------------------------------------
Notes to Financial Statements
----------------------------------------------------------------

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

       The Rights could cause substantial dilution to a person or group that attempts to acquire OTEF II in a manner or on terms not approved by the Managing General Partner and, therefore, may make it more costly or difficult to acquire control of OTEF II, which could have the effect of discouraging takeover attempts and make it more difficult to remove the existing management of OTEF II. The Rights, however, should not deter any prospective offeror willing to negotiate in good faith with the Managing General Partner.

       As part of the settlement of the OTEF II Litigation, the Managing General Partner amended the OTEF II partnership agreement to provide that, if the Managing General Partner or an affiliate of the Managing General Partner (other than OTEF II), initiates a tender offer in which the Managing General Partner or its affiliate offers to purchase more than 10% of the BACs then outstanding, and at the time such tender offer is initiated there is not pending any public offer to purchase OTEF II BACs by any person, then the Managing General Partner will not employ the OTEF II BAC Holder Rights Plan so as to prevent the closing of any subsequent competing offer to purchase BACs that may be published and that is outstanding prior to the published termination date of the tender offer by the Managing General Partner or an affiliate (regardless of any earlier termination of the offer by the Managing General Partner or an affiliate).

Note 7.  Investments in Tax-Exempt and Taxable Securities

      As shown in the tables below, at December 31, 1999, OTEF II owned beneficial interests, whether direct or indirect, in tax-exempt bonds and taxable loans with aggregate carrying values of $285 million and $27.2 million, respectively. The $285 million of tax-exempt bonds includes the following: (i) $156.1 million of Original Refunding Bonds, (ii) $76.8 million of Securities Held in Trust, (iii) $32.2 million of Remarketed Bonds, (iv) $10.3 million of Other Refunding Bonds, and (v) $9.6 million of subordinated bonds. These financial assets are collateralized by mortgage loans on the properties to which this debt relates. The safekeeping and administration of these financial assets is performed by various trustees under the terms of the trust indentures pursuant to which the bonds were issued.

       Other Sources. In connection with the closing of each Original Refunding Bond, the applicable Operating Partnerships entered into certain pooling agreements which may provide under certain circumstances additional sources of funds to enable them to pay their respective debt service on the Series A Bonds and the Series B Bonds and related fees and expenses. As of December 31, 1999, the aggregate amount of net excess cash flow held in the Operating Partnership escrows was approximately $3.2 million, including deposits from the December 1999 cash flow compared to $2.2 million at the end of 1998.

       Remarketed Bonds. As required under the trust indentures for the Existing MRBs, on November 1, 1999, the Existing MRBs for the Apollo and San Bruno Operating Partnerships were remarketed, which means that OTEF II exchanged the Existing MRBs for new bonds that bear a fixed rate of interest to maturity at a market rate determined by a remarketing agent. The remarketing agent determined the fixed rate of interest on the San Bruno bonds to be 9% per annum. The trust indenture for the Apollo bonds specified that the fixed rate of interest on the remarketed bonds was the lower of the rate established by the remarketing agent or 150 basis points in excess of the Bond Buyer 20-bond index. The new rate was determined to be 7.49% on the remarketing date. The original maturity date of November 2009 was not changed.

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

       In addition, in connection with the remarketing, the San Bruno and Apollo Operating Partnerships delivered to OTEF II interest-bearing, demand promissory notes dated November 1, 1999, in the original principal amount of $8.8 million and $5.2 million, respectively. The principal amount of the San Bruno note reflects contingent interest in the amount of $8.6 million due and payable on the remarketing date together with accrued but unpaid base interest; the principal amount of the Apollo note reflects accrued but unpaid interest only since no contingent interest was due and payable on the remarketing date. The demand notes bear floating rate interest at the short-term applicable federal rate. For tax purposes, the principal amount of the San Bruno demand note was treated as tax exempt interest income. For financial statement purposes the estimated amounts to be collected on the San Bruno note are being accrued to income, under the effective interest method, over the estimated remaining life of the San Bruno bond. Due to uncertainty of collection, the Apollo demand note has not been recognized for either tax or financial statement purpose. As of December 31, 1999, the unpaid principal and accrued interest on the San Bruno and Apollo demand notes was $8.5 million and $5.2 million, respectively.

       The table below sets forth the demand note principal and unpaid interest as of December 31, 1999 for Remarketed Bonds:

----------------------------------------------------------------------
                                    Unpaid Demande Note (in thousands)
                                    ----------------------------------
Property Name/Partnership Name        Principal    Interest    Total
----------------------------------------------------------------------
San Bruno (San Bruno)                 $  8,393     $   79     $ 8,472
The Harbour (Apollo)                     5,181         48       5,229
----------------------------------------------------------------------
Total                                  $13,574     $  127     $13,701
----------------------------------------------------------------------

       Original Refunding Bonds (Series A Bonds). The term of each Original Refunding Bond and, accordingly, each Mortgage Loan is 30 years following the date of refunding. The Series A Bonds require interest only payments during the first three years and, thereafter, are subject to annual sinking fund redemptions that will result in full amortization of the Series A Bonds during the 27-year remaining term, calculated using an assumed interest rate of 5.6% per year. This annual sinking fund redemption begins April 15, 2000 for all twelve Series A Bonds. The Managing General Partner is considering whether the elimination of this annual sinking fund redemption would facilitate financing transactions involving these assets or would otherwise be advantageous to OTEF II. The total amount of such sinking fund redemption in 2000 is expected to be approximately $1.4 million.

      Series A Bond Interest. In the annual reset mode, Series A Bond interest was set initially at closing of the refundings and is reset annually thereafter at a market rate based upon a percentage of the then prevailing one-year U.S. Treasury Bill rate, with a maximum rate of 5.6% per annum. The Series A Bonds were reset to the following interest rates:

-----------------------------------------------------------------
                           Bond Amount
         Date            (in thousands)       Interest Rate
-----------------------------------------------------------------
      November 1, 1999      $ 69,575               4.88%
      December 1, 1999        27,344               5.12%
      January  1, 2000        11,126               5.37%
      March    1, 2000         8,673               5.54%
-----------------------------------------------------------------
        Total                 $116,718
-----------------------------------------------------------------

    The interest rate on the Series A Bonds involved in the financing transactions described above was converted from annual reset to a weekly floating rate based on a spread over the BMA index. This rate averaged 4.63% from the date of closing through December 31, 1997 and 4.33% for the twelve months of 1998 and 4.18% for the twelve months of 1999. Upon a remarketing, the Series A Bonds may be converted to a different interest rate mode (fixed or floating) and the interest rates may be modified at that time to reflect the prevailing market interest rates for whatever rate mode and remaining term is then applicable.

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

      The Combined Rates on the Original Refunding Bonds over the next 10 years are as follows:

----------------------------------------------------------------------------------
                 2000  2001  2002  2003  2004  2005   2006   2007    2008    2009
----------------------------------------------------------------------------------
Akron            8.38% 8.73% 9.07% 9.43% 9.82% 10.22% 10.65% 11.11% 11.60%  12.11%
Allview<F1>      7.24% 7.54% 7.82% 8.12% 8.44%  8.77%  9.12%  9.50%  9.89%  10.31%
Colonel          4.23% 4.90% 5.08% 5.26% 5.46%  5.66%  5.87%  6.09%  6.32%   6.56%
Fox Valley <F1>  6.95% 7.23% 7.51% 7.79% 8.10%  8.42%  8.75%  9.11%  9.49%   9.89%
Middletown       7.13% 7.42% 7.70% 8.00% 8.31%  8.64%  8.99%  9.36%  9.75%  10.16%
Ocala            8.35% 8.70% 9.04% 9.39% 9.77% 10.17% 10.60% 11.05% 11.53%  12.04%
Schaumburg <F1>  5.84% 6.09% 6.32% 6.56% 6.81%  7.08%  7.36%  7.65%  7.97%   8.30%
Southridge       5.11% 5.32% 5.52% 5.72% 5.93%  6.16%  6.39%  6.64%  6.89%   7.16%
Tidewater <F1>   6.98% 7.27% 7.56% 7.85% 8.16%  8.49%  8.84%  9.21%  9.60%  10.02%
Travis           5.14% 5.36% 5.56% 5.76% 5.98%  6.21%  6.45%  6.70%  6.96%   7.24%
Westridge <F1>   5.97% 6.22% 6.45% 6.69% 6.95%  7.22%  7.50%  7.80%  8.12%   8.45%
Williamsbu <F1>  7.47% 7.78% 8.09% 8.40% 8.74%  9.09%  9.47%  9.86% 10.29%  10.74%
----------------------------------------------------------------------------------

<F1> Although the Series A Bonds bear interest at a spread  over the weekly BMA floating rate index, as previously described under "Financing Transaction", the rate associated with the related Series B Bonds must fluctuate to maintain the Combined Rate stated above.


       The Combined Rates decrease in the fourth year following the date of refunding due to the principal payments commencing under the Original Refunding Bonds and, thereafter, the Combined Rates increase every year through the remaining term of the Original Refunding Bonds.


-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

    The table below sets forth the cumulative taxable investments and loans as of December 31, 1999:

-------------------------------------------------------------------------------
Schedule of Taxable Securities
(in thousands except interest rate)
-------------------------------------------------------------------------------
                          Year     Principal at      Interest     Effective Pay
Property                Acquired December 31, 1999  Stated Rate   Rate in 1999
-------------------------------------------------------------------------------
River Reach <F3>          1999       $11,574           12.00%         8.80%
River Reach Reserve <F2>  1999         1,300            4.50%         4.50%
Lakeside North <F3>       1999         1,678           15.48%         7.10%
Summerwalk <F3>           1998         7,199           12.00%         6.00%
Jacaranda <F3>            1998         3,844           12.00%         4.20%
Carpenter <F1>            1997           915            9.30%         9.30%
Dallas <F1>               1997           680            9.30%         9.30%
-------------------------------------------------------------------------------
Total                                $27,190            N/A            N/A
-------------------------------------------------------------------------------

<F1>  Monthly interest is earned at the stated interest rate.
<F2>  On June 11, 1999, OTEF II made a loan to the affiliated borrower in the amount of $1.3 million, which was used to reimburse the property seller for capitalizable expenditures. This loan earns interest at a 30 to 60 day treasury rate, which averaged 4.5% in 1999.
<F3>  These taxable loans accrue interest at the stated rates but require payments of interest only to the extent of available cash flow. For financial statement purposes, interest on these taxable loans is recorded as received such that the effective yield may be less than the stated rate.


-----------------------------------------------------------------------------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------------------------------------------------------------------------

Note 7.   Investments in Tax-Exempt and Taxable Securities (continued)
      Information on the Bonds as of December 31, 1999 and 1998 (in thousands) and the related properties is as follows:
                                                                                      Unrealized Gain
                                                      Carrying Value at 12/31/99       or (Loss)         Total    Monthly Interest
                                            Combined -------------------------------- ---------------- Carrying   ----------------
Tax-Exempt                    Maturity        Face   Other                                              Value       Other
Bond Investments                Date         Amount  Bond    A Bond   B Bond    Total    1999     1998   @12/31/98  Bond   A    B
-----------------------------------------------------------------------------------------------------------------------------------
ORIGINAL REFUNDING
BONDS:
Chesapeake Landing,
Fox Valley-Oxford L.P.<F1>  November 2026 $ 25,450 $    0  $ 13,102 $ 12,348 $ 25,450  $11,336  $11,253  $ 25,366    $  0  $53  $ 94

Hunt Club,
Travis One-Oxford L.P.      December 2026   20,270     0      8,732    7,598   16,330    3,574    2,791    15,546       0   37    50

Savannah Trace,
Schaumburg-Oxford L.P.<F1>  November 2026   23,400     0     11,232   10,299   21,531    6,825    5,755    20,461       0   46    68

Windrift at Seaview Ridge
Southridge-Oxford L.P.      December 2026   29,430     0     11,258   11,386   22,644    4,208    2,948    21,384       0   48    77

Chambrel at Pinecastle
Ocala-Oxford L.P.           November 2026    9,500     0      5,458    4,042    9,500    4,043    4,043     9,500       0   22    44

Chambrel at Montrose
Akron One Retirement-
Oxford L.P.                 December 2026   12,800     0      7,354    5,446   12,800    4,325    4,325    12,800       0   31    58

Chambrel at Club Hill
Colonel I-Oxford L.P.       March 2027      25,430     0      8,673    5,265   13,938     (983)   1,491    16,412       0   40    50

Northwoods,
Middletown-Oxford L.P.      January 2027    21,700     0     11,126   10,574   21,700   12,129   12,129    21,700       0   50    79

Reflections,
Tidewater-Oxford L.P.<F1>   November 2026   25,644     0     13,998   11,646   25,644   12,553   12,553    25,644       0   57    92

Island Club,
Allview-Oxford L.P.<F1>     November 2026   11,300     0      5,744    5,556   11,300    6,675    6,675    11,300       0   23    45

Windsor Park,
Westridge-Oxford L.P.<F1>   November 2026   14,000     0      6,333    6,445   12,778    7,130    6,428    12,076       0   26    44


----------------------------------------------------------------------------------------------------------------------------------
Notes to Financial Statements
----------------------------------------------------------------------------------------------------------------------------------

Note 7.   Investments in Tax-Exempt and Taxable Securities (continued)
      Information on the Bonds as of December 31, 1999 and 1998 (in thousands) and the related properties is as follows:
                                                                                    Unrealized Gain
                                                       Carrying Value at 12/31/99     or (Loss)        Value    Monthly Interest
                                           Combined  ------------------------------ ----------------  Carrying  ----------------
Tax-Exempt                   Maturity        Face    Other                                              Value    Other
Bond Investments               Date         Amount   Bond  A Bond   B Bond     Total   1999     1998   @12/31/98  Bond   A    B
--------------------------------------------------------------------------------------------------------------------------------
ORIGINAL REFUNDING
BONDS:
Chambrel at Williamsburg,
Williamsburg-Oxford L.P.<F1>November 2026 $ 25,000 $     0 $13,708  $11,292  $ 25,000 $ 9,563  $ 9,563  $ 25,000  $  0  $56 $100

OTHER REFUNDING BONDS:
Springhouse,
Dallas-Oxford Associates<F3>April 2018      10,300  10,300       0        0    10,300       4        0    10,296     62    0    0

Steeplechase,
Carpenter-Oxford Associates
II L.P. <F3>                September 2018  14,200  14,200       0        0    14,200     130        0    14,070     86    0    0

Harbour Town of Jacaranda,
Jacaranda-Oxford L.P.<F2>   April 2006       4,200   4,200       0        0     4,200       0        0     4,200     39    0    0

REMARKETED BONDS:
San Bruno,                  November 2009   25,000  25,000       0        0    25,000  14,609   14,267    24,658    187    0    0
San Bruno-Oxford L.P.<F2>   December 2009    1,060   1,060       0        0     1,060     619      604     1,045      8    0    0

The Harbour,                November 2009    8,710   6,186       0        0     6,186   1,223       42     5,006     54    0    0
Apollo-Oxford Associates L.P.<F2>

OTHER BONDS:
Conyers,                    November 2009    5,420   5,420       0        0     5,420       0      N/A       N/A     45    0    0
Conyers-Oxford Associates L.P.<F5>
---------------------------------------------------------------------------------------------------------------------------------
                            Total         $312,814 $66,366 $116,718 $101,897 $284,981 $97,963  $94,867  $276,464   $481 $489 $801
=================================================================================================================================


------------------------------------------------------------------------------------------------------------------------------------
Notes to Financial Statements
------------------------------------------------------------------------------------------------------------------------------------

Note 7.   Investments in Tax-Exempt and Taxable Securities (continued)
      Information on the Bonds as of December 31, 1999 and 1998 (in thousands) and the related properties is summarized as follows:

SCHEDULE OF TAX-EXEMPT SECURITIES - SUMMARY:

                                                           Carrying Value at 12/31/99                               Total
                                           Combined    ---------------------------------     1999        1998     Carrying
Tax-Exempt                                   Face      Other                              Unrealized  Unrealized    Value
Bond Investment                             Amount     Bond   A Bond   B Bond      Total     Gain        Gain     @12/31/98
----------------------------------------------------------------------------------------------------------------------------
Investments in tax-exempt securities      $312,814   $52,166  $54,153  $101,897  $208,216  $70,103     $67,711     $213,900
Investments in tax-exempt securities
  held in trust                                  0    14,200   62,565         0    76,765   27,860      27,156       62,565
                                         -----------------------------------------------------------------------------------
           Total Tax-Exempt Bonds         $312,814   $66,366 $116,718  $101,897  $284,981  $97,963     $94,867     $276,465
                                         ===================================================================================

<F1>  Financing  Transactions.  OTEF  II  retained  all  of  its interest  in  the corresponding Series B Bonds relating to these  properties. In  addition, OTEF II applied approximately $52.6 million of the proceeds  to  the  purchase of subordinated interests in the securitized transactions. OTEF II  also  retained  certain rights to reacquire the
      securitized  assets.   In connection with these transactions, OTEF II converted the interest rate  mode  on  these  six
      Series A Bonds from an annual reset to weekly floaters.   For financial  statement  purposes, these transactions are accounted for as a financing  transaction and, accordingly, the amount of  the  Series  A  Bonds  financed of $62.6 million is reflected as Securities Held in Trust,  the  net cash  proceeds are classified as Cash and Cash Equivalents and the difference between the principal amount of the Series A Bonds financed and the principal  amount  of  the subordinated interest acquired by OTEF II is  classified  as financing debt.  The financing debt bears interest at the BMA weekly floating bond  rate  ("BMA") plus approximately 80 to 85 basis points  which  averaged  4.41% from the date of closing through December 31, 1998.  For federal income tax  purposes,  these transactions are treated as a sale by OTEF II of the Series  A  Bonds and a purchase of the subordinated interests, which resulted  in  capital  losses  in  1998  and
      1997, of $3.6 million  and  $3.8  million, respectively.
<F2>  The Existing MRBs were remarketed on November 1, 1999.
<F3>  The Dallas and Carpenter bonds acquired in December 1997 were refinanced in  1998.  The Carpenter Refunding Bonds and the
      Dallas Refunding Bonds each bear fixed interest at the annual rate of 7.25% for an initial term through October  1,  2005 and  July 1, 2005, respectively, at which time the bonds  must  be remarketed.
<F4>  On April 30, 1998, OTEF II purchased a $4.2 million subordinated, tax exempt bond from an unrelated party in connection with the Jacaranda transaction.  On June 15, 1999, the Jacaranda senior and subordinated bonds were  refunded.  The interest rate on the subordinated bonds held by OTEF II increased from 6.25% to 11%.
<F5>  On November 24, 1999 OTEF II closed a development venture transaction  for  The Peaks at Conyers Apartments.   At closing,
      OTEF  II acquired at par all of the Series C Bonds in the original principal amount of $5,420,000. Interest on  the Series
      C Bonds is exempt from federal income tax. The Series C Bonds require payments  of base interest at an annual rate of
      9-7/8% during the construction period and at 9-3/8% thereafter. Additional interest accrues at an annual rate  of  2.625%
      during  the construction period and at 3.125% thereafter,  and  is  payable from 70% of cash flow remaining after payment of base interest and  in  full upon a tender or redemption of the Series C Bonds.


------------------------------------------------------------------------------
Notes to Financial Statements
------------------------------------------------------------------------------

Note 8.  Quarterly Results and Market Information (in thousands, except per
         BACs and Market Prices) (Unaudited)

                                      For the Three Months Ended in 1999
                               -----------------------------------------------
                                March 31   June 30  September 30  December 31
                               -----------------------------------------------
Interest Earned:
 Interest on tax-exempt
   securities                    $4,873    $4,719      $4,597        $4,796
 Interest on tax-exempt
   securities held in trust         589       739         901           975
 Interest on taxable and loans      266       406         718           577
 Other tax-exempt income            135       143          92            81
------------------------------------------------------------------------------
    Total Interest Earned         5,863     6,007       6,308         6,429
------------------------------------------------------------------------------
 Finance interest expense          (443)     (531)       (536)         (611)
------------------------------------------------------------------------------
    Net Interest Margin           5,420     5,476       5,772         5,818
------------------------------------------------------------------------------
Expenses
 Third party expenses               323       286         271           356
 Related party expenses             276       328         343           329
------------------------------------------------------------------------------
    Total Expenses                  599       614         614           685
------------------------------------------------------------------------------
Net income                       $4,821    $4,862      $5,158        $5,133
------------------------------------------------------------------------------
Other comprehensive income:
  Unrealized gains on
  investments                    $2,774    $  508     $(2,280)       $2,097
------------------------------------------------------------------------------
Comprehensive income:            $7,595    $5,370      $2,878        $7,230
==============================================================================
Net  income allocated to
  BAC holders                    $4,711    $4,765      $5,058        $5,037
==============================================================================
Net income per BAC               $0.644    $0.650      $0.689        $0.687
==============================================================================
Net income per BAC -
  assuming dilution              $0.644    $0.648      $0.688        $0.685
==============================================================================
Weighted average BACs
  outstanding                     7,313     7,336       7,337         7,338
==============================================================================
Weighted average BACs
  outstanding - assuming
  dilution                        7,318     7,351       7,352         7,344
==============================================================================
Distribution per BAC             $0.510    $0.520      $0.520        $0.540
==============================================================================
Market Information:
 Opening Price                   $23.63    $24.13      $24.69        $24.13
 High                            $26.00    $25.00      $25.88        $24.88
 Low                             $23.63    $23.50      $23.88        $22.44
 Closing Price                   $24.06    $24.56      $24.00        $22.63
==============================================================================


------------------------------------------------------------------------------
Notes to Financial Statements
------------------------------------------------------------------------------

Note 8.  Quarterly Results and Market Information (in thousands, except per
         BACs and Market Prices) (Unaudited) (Continued)


                                    For the Three Months Ended in 1998
                               -----------------------------------------------
                                March 31   June 30  September 30  December 31
                               -----------------------------------------------
Interest Earned:
 Interest on tax-exempt
   securities                    $4,727    $4,335        $4,593       $5,312
 Interest on tax-exempt
   securities held in trust         474       669           665          651
 Interest on taxable securities      20       153           318          346
 Other tax-exempt income            121       162           157          448
------------------------------------------------------------------------------
     Total Interest Earned        5,342     5,319         5,733        6,757
------------------------------------------------------------------------------
 Finance interest expense          (331)     (489)         (500)        (489)
------------------------------------------------------------------------------
     Net Interest Margin          5,011     4,830         5,233        6,268
------------------------------------------------------------------------------
Expenses
 Third party expenses               261       181           205          448
 Related party expenses             193       198           261          312
------------------------------------------------------------------------------
     Total Expenses                 454       379           466          760
------------------------------------------------------------------------------
Net income                       $4,557    $4,451        $4,767       $5,508
------------------------------------------------------------------------------
Other comprehensive income:
  Unrealized gains on
  investments                    $  135    $1,502        $4,913       $9,736
------------------------------------------------------------------------------
Comprehensive income:            $4,692    $5,953        $9,680      $15,244
==============================================================================
Net  income allocated to
  BAC holders                    $4,377    $4,269        $4,576       $5,287
==============================================================================
Net income per BAC               $0.609    $0.594        $0.637       $0.736
==============================================================================
Net income per BAC -
  assuming dilution              $0.603    $0.587        $0.631       $0.735
==============================================================================
Weighted average BACs
  outstanding                     7,185     7,185         7,185        7,185
==============================================================================
Weighted average BACs
  outstanding - assuming
  dilution                        7,262     7,271         7,252        7,187
==============================================================================
Distribution per BAC             $0.495    $0.510        $0.510       $0.510
==============================================================================
Market Information:
 Opening Price                   $25.31    $26.75        $27.75       $25.75
 High                            $27.81    $28.88        $28.31       $25.88
 Low                             $25.31    $26.31        $24.00       $22.50
 Closing Price                   $26.75    $27.75        $25.75       $23.50
==============================================================================

------------------------------------------------------------------------------
Notes to Financial Statements
------------------------------------------------------------------------------

Note 9.  Subsequent Events

    In  January 2000, an additional 25 SQBs were converted to 625
BACs  leaving 712 SQBs outstanding as of the date of this report.

    On  January  18, 2000, OTEF  II acquired an additional 10,000
BACs for approximately $0.24 million in accordance with its previously announced repurchase program.

    On   February  14,  2000,  OTEF  II  made  a  quarterly  cash
distribution of approximately $4 million or $0.540 per BAC to BAC
Holders of record and $6.19 to SQB Holders of record as of December 31, 1999.

       On  March 16, 2000, the Board of Directors of the Managing
General Partner OTEF II declared a quarterly cash distribution of approximately $4 million or $0.540 per BAC to BAC Holders of record as of March 31, 2000.

------------------------------------------------------------------------------
Distribution Information
------------------------------------------------------------------------------

The following table sets forth, on a quarterly basis, all distributions declared by OTEF II and OTEF.


                                             Amount Distributed <F1>
-----------------------------------------------------------------------------------
                                                BAC       Per      SQB
                       Quarterly   Per        Holders     SQB    Holders   General
Quarter Ended<F1>      Payments   BAC<F5>      <F2>       <F6>    <F6>     Partners
------------------------------------------------------------------------------------
1999
December 31, 1999          57    $ 0.5400  $  3,963,830 $  6.19 $  4,562  $   80,988
September 30, 1999         56    $ 0.5200  $  3,816,501 $  6.19 $  4,810  $   77,986
June 30, 1999              55    $ 0.5200  $  3,815,604 $ 12.38 $ 10,473  $   78,083
March 31, 1999             54    $ 0.5100  $  3,730,625 $ 12.38 $ 21,739  $   76,579
                                 --------  ------------ ------- --------  ----------
                                 $ 2.0900  $ 15,326,560 $ 37.14 $ 41,584  $  313,636
------------------------------------------------------------------------------------
1998
December 31, 1998          53    $ 0.5100  $  3,663,432 $ 12.38 $ 85,991  $   76,519
September 30, 1998         52    $ 0.5100  $  3,664,452 $ 12.38 $ 85,991  $   76,540
June 30, 1998              51    $ 0.5100  $  3,664,452 $ 12.38 $ 85,991  $   76,540
March 31, 1998             50    $ 0.4950  $  3,556,674 $ 12.38 $ 86,549  $   74,351
                                 --------  ------------ ------- --------  ----------
                                 $ 2.0250  $ 14,549,010 $ 49.52 $344,522  $  303,950
------------------------------------------------------------------------------------
1997
December 31, 1997          49    $ 0.4950  $  3,556,674 $ 12.38 $ 87,811  $   74,378
September 30, 1997         48    $ 0.4950  $  3,556,674 $ 12.38 $110,566  $   74,842
June 30, 1997              47    $ 0.4760  $  3,420,155 $ 11.90 $149,785  $   72,856
March 31, 1997             46    $ 0.4760  $  3,569,940 $   N/A $    N/A  $   72,856
                                 --------  ------------ ------- --------  ----------
                                 $ 1.9420  $ 14,103,443 $ 36.66 $348,162  $  294,932
------------------------------------------------------------------------------------
1996
For the 4 quarters ended 42-45   $ 1.9040  $ 14,279,760 $   N/A $    N/A  $  291,424
------------------------------------------------------------------------------------
1995
For the 4 quarters ended 38-41   $ 1.9040  $ 14,279,760 $   N/A $    N/A  $  291,424
------------------------------------------------------------------------------------
1994
For the 4 quarters ended 34-37   $ 1.8000  $ 13,499,776 $   N/A $    N/A  $  275,504
------------------------------------------------------------------------------------
1993
For the 4 quarters ended 30-33   $ 1.7628  $ 13,220,779 $   N/A $    N/A  $  269,813
------------------------------------------------------------------------------------
1992
For the 4 quarters ended 26-29   $ 1.7008  $ 12,755,787 $   N/A $    N/A  $  260,323
------------------------------------------------------------------------------------
1991
For the 4 quarters ended 22-25   $ 1.6512  $ 12,384,000 $   N/A $    N/A  $  252,736
------------------------------------------------------------------------------------
1990
For the 4 quarters ended 18-21   $ 1.6512  $ 12,384,000 $   N/A $    N/A  $  252,736
------------------------------------------------------------------------------------
1989
For the 4 quarters ended 14-17   $ 1.6512  $ 12,384,000 $   N/A $    N/A  $  252,736
------------------------------------------------------------------------------------
1988 <F3>
For the 4 quarters ended 10-13   $ 2.4760  $ 18,570,000 $   N/A $    N/A  $  378,980
------------------------------------------------------------------------------------
1987
For the 4 quarters ended   6-9   $ 3.4124  $ 25,593,00  $   N/A $    N/A  $  522,306
------------------------------------------------------------------------------------
1986
For the 4 quarters ended   2-5   $ 3.4000  $ 25,500,000 $   N/A $    N/A  $  520,408
------------------------------------------------------------------------------------
1985
December 31, 1985 <F4>       1   $ 0.5952  $  3,894,287 $   N/A $    N/A  $   79,475
------------------------------------------------------------------------------------
Total                            $29.9658  $222,724,162 $123.32 $734,268  $4,560,383
====================================================================================

<F1> Distributions  in  all  cases were paid in the  quarter  immediately following the quarter to which the distribution relates. Includes distributions on 2,000 BAC shares OTEF II acquired in December 1998.
<F2> The  aggregate amount distributed to BAC Holders since inception  is
     $222,724,162, or approximately 74% based on an original investment of $1,000 per BAC.
<F3> Excludes the $507,450 ($0.068 per BAC) distributed on August 15, 1988 as a return of capital.
<F4> Assumes BAC Holders were admitted on October 10, 1985.
<F5> All periods have been restated to reflect the 25-for-1 stock split effectuated on July 22, 1997.
<F6> On April 1, 1997, in accordance with the class action litigation,
     OTEF II granted the option to BAC Holders to elect SQB status. Of the 12,587 units held as SQBs as of April 1, 1997, 5,484 elected to be redeemed as of August 1, 1997. SQBs were not affected in the 25-for-1 stock split on July 1, 1997. There were 7,093 SQBs outstanding at 12/31/97, 6,946 SQBs outstanding at 12/31/98 and 737 SQBs outstanding at 12/31/99.

------------------------------------------------------------------------------
General Partnership Information
------------------------------------------------------------------------------

Legal Counsel
Shaw, Pittman
Washington, D.C.

Independent Accountants
PricewaterhouseCoopers LLP
Washington, D.C.

Transfer Agent and Registrar
Registrar & Transfer Company
ATTN:  William Tatler, Vice President
Stock Transfer Department
10 Commerce Drive
Cranford, NJ 07016
1-800-368-5948

Managing General Partner
Oxford Tax Exempt Fund II Corporation
7200 Wisconsin Avenue, 11th floor
Bethesda, Maryland  20814

The Annual Report on Form 10-K for the
year ended December 31, 1999, filed with the Securities and Exchange Commission, is available to SQB and OTEF II BAC Holders and may be obtained by writing:

Investor Services
Oxford Tax Exempt Fund II Limited Partnership
7200 Wisconsin Avenue, 11th floor
Bethesda, MD 20814
1-888-321-OTEF

------------------------------------------------------------------------------
Instructions for Investors who wish to reregister or transfer
OTEF II BACs or SQBs
------------------------------------------------------------------------------

On   July  22,  1997,  the American Stock Exchange began  trading
OTEF  II  BACs under the ticker symbol, OTF.       Please  follow
the instructions below to expedite the reregistration or transfer of ownership of any OTEF II BACs or SQBs that you may own.

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


  IF YOU HOLD CERTIFICATES

  Registrar and Transfer Company ("R&T") serves as the sole registrar and transfer agent with respect to the OTEF II BACs and SQBs.

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

  The  Annual Report on Form 10-K for the year ended December 31,
  1999, filed with the Securities and Exchange Commission, is available to SQB and OTEF II BAC Holders and may be obtained by writing:



                        Investor Services
          Oxford Tax Exempt Fund II Limited Partnership
                7200 Wisconsin Avenue, 11th Floor
                    Bethesda, Maryland  20814


             ALSO VISIT OUR WEB PAGE AT WWW.OTEF.COM