Form 10-Q
period 2000-03-31
OXFORD TAX EXEMPT FUND II LTD PARTNERSHIP
filed 2000-05-03
CIK 793977

==========================================================================

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2000

                               OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to___________________

                Commission file number:  0-25600

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

           Maryland                                  52-1394232
-------------------------------                 -----------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)


   7200 Wisconsin Avenue, 11th floor, Bethesda, Maryland 20814
  -------------------------------------------------------------
  (Address of principal executive offices)           (Zip Code)


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

At March 31, 2000, the following classes of beneficial assignee interests of Oxford Tax Exempt Fund II Limited Partnership were outstanding: (i) 7,329,050 beneficial assignee interests ("BACs") with an aggregate market value ($23.50 per share) of $172,232,675, and (ii) 712 Status Quo BACs ("SQBs").

Index to Exhibits is found on page 3.
=========================================================================

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-Q

                  PART I-FINANCIAL INFORMATION


Item 1.  Financial Statements.

   The financial statements of OTEF II are incorporated herein by reference to sequentially numbered pages 11 through 14 of OTEF
II's Quarterly Report (Unaudited).

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

    A discussion of OTEF II's financial condition and results of operations for the three-month period ended March 31, 2000 is incorporated herein by reference to sequentially numbered pages 6 through 10 entitled "Report of Management" included in OTEF II's Quarterly Report (Unaudited).

                    PART II - OTHER INFORMATION

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

(20) Report furnished to Security Holders.

     Oxford Tax Exempt Fund II Limited Partnership's Quarterly
     Report (Unaudited) dated March 31, 2000, follows on sequentially numbered pages 5 through 20 of this report.

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

                     Oxford Tax Exempt Fund II Limited Partnership

                     By:  Oxford Tax Exempt Fund II Corporation
                          Managing General Partner of the registrant



Date: 5/03/00        By:   /S/ Richard R. Singleton
      --------             ----------------------------------------
                           Richard R. Singleton
                           Senior Vice President and
                             Chief Financial Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: 5/03/00        By:   /S/ Francis P. Lavin
      -------              ----------------------------------------
                           Francis P. Lavin
                           Director and President



Date: 5/03/00        By:   /S/ Robert B. Downing
      -------              ----------------------------------------
                           Robert B. Downing
                           Director and Executive Vice President

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                        Quarterly Report
                           (Unaudited)

                         March 31, 2000





















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

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

   The following report provides information about the financial condition of Oxford Tax Exempt Fund II Limited
Partnership, a Maryland limited partnership ("OTEF II" or the "Partnership"), as of March 31, 2000, and its results of operations and cash flows for the period then ended. This report and analysis should be read together with the financial statements and related notes thereto and the selected financial data appearing elsewhere in this Quarterly Report.

Recent Developments

   Distribution for the Quarter ended March 31, 2000. The Managing General Partner declared, on March 16, 2000 a distribution for the quarter ended March 31, 2000 in the amount of $0.54 per BAC. This distribution is in the same amount as the fourth quarter of 1999, which was paid on February 14, 2000.

   Investment Transactions. On November 24 , 1999, OTEF II closed a development venture transaction for The Peaks at Conyers Apartments, a 260-unit apartment community being developed in Conyers, Georgia, an Atlanta suburb, for a total development cost of approximately $18.2 million. As of the date of this report, construction continues on the The Peaks at Conyers, including grading and related sitework. Based on the draw requests received to date, work completed and materials supplied represent approximately 21% of the amount of the construction contract. The foundations have been completed for buildings 6-10, and framing of the first floor walls of buildings 2-5 and the clubhouse has been completed. OTEF II will continue to monitor the progress of construction relating to this property.

   Financing Transactions. In connection with the River Reach investment transaction, the Managing General Partner has been working on an extension of the existing credit enhancement arrangement. The credit enhancement on the $24 million of floating rate, tax-exempt bonds provided by Banco Santander Central Hispano, S.A.("Banco Santander"), was scheduled to expire on or about June 9, 2000. In addition, OTEF II executed a standby reimbursement agreement with a Merrill Lynch affiliate which effectively guarantees the approximately $24 million obligations of the Naples borrower to Banco Santander. In April, the Managing General Partner of OTEF II was advised by Merrill Lynch and Banco Santander that the letter of credit and reimbursement agreement will be extended to December 11, 2000. On February 4, 2000, an additional advance in the amount of approximately $0.25 million was made by OTEF II on the taxable loan, increasing the outstanding principal balance to $11.8 million at March 31, 2000. OTEF II also made additional advances on its taxable loans to the Summerwalk and Jacaranda borrowers in the aggregate amount of $0.188 million.

   OTEF II is continuing to work on bond refunding and refinancing transactions with respect to the Summerwalk property. The senior tax-exempt bonds secured by this property are currently held by third parties. Based on its preliminary discussions, the Managing General Partner anticipates consummating refunding or refinancing transactions for this property later this year.

   Amortization of Series A Bonds. Effective April 15, 2000, mandatory quarterly sinking fund redemptions begin on the twelve Original Refunding Bonds (as defined below). These Original Refunding Bonds provide for payments of interest only for the first three years and then amortize over a 27-year period beginning in the fourth bond year. While the total payments on these bonds increase each year, the portion of the payments allocable to interest will decrease in the fourth year and increase each year thereafter. Accordingly, it is anticipated that OTEF II will receive aggregate principal payments of approximately $1.4 million in 2000. Of this amount, approximately 41% will be applied to reduce the financing debt reported by OTEF II on its balance sheet, which was approximately $52.6 million at March 31, 2000. Substantially all of the balance of the principal payments will reduce OTEF II's remaining investment in the related bonds. While the interest earned on these bonds will decrease in 2000, from the amount earned for 1999, by approximately $0.19 per share, the total principal and interest that is projected to be received by OTEF II with respect to these bonds for 2000 will be higher than the amount of interest received on these bonds for 1999. The interest rates on these bonds will increase in 2001 and each year thereafter through the remaining term of the Original Refunding Bonds.

   Book Value. At March 31, 2000, the book value of the BACs was approximately $36.28 on a fully diluted basis, taking into account the 1997 Incentive Options. Book value is calculated as the sum of the BAC capital account plus the BACs' allowable share of accumulated comprehensive income, divided by the fully diluted shares outstanding at March 31, 2000.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

   BAC Repurchase Program. On October 30, 1998, the Managing General Partner authorized the repurchase, from time to time, of up to 250,000 BACs. OTEF II may purchase BACs in the open market or through privately negotiated transactions. The timing and amount of BACs purchased will be dependent on the availability of BACs and other market factors. OTEF II will purchase BACs only to the extent that they may be purchased at favorable prices. Under this program, OTEF II acquired 2,000 BACs in December 1998 for approximately $0.05 million. On January 18, 2000, OTEF II acquired an additional 10,000 BACs for approximately $0.24 million. These securities are reflected in partners capital on the balance sheet as Treasury Stock.

Liquidity and Capital Resources

   To pursue additional investment opportunities , OTEF II requires additional capital from time to time. In addition to proceeds from financings, OTEF II may generally acquire additional investments ("New Assets"): (i) from the proceeds of sales or other dispositions of Original Refunding Bonds (defined below) and the Existing MRBs (as defined below) and the proceeds from principal payments with respect to the Original Refunding Bonds (except for the portion of such proceeds allocable to SQBs), as well as bonds issued to refund any tax-exempt bonds acquired by OTEF II pursuant to the Liquidity and Growth Plan;
(ii) from the proceeds of sales or other dispositions of New Assets and the proceeds from principal payments with respect to New Assets; (iii) from the proceeds of issuances of additional equity securities, including additional BACs or other limited partnership interests in OTEF II; (iv) from the issuance of additional equity securities in exchange for New Assets; or (v) by funds borrowed from lenders or by issuing evidences of indebtedness.

   Current Position. OTEF II uses its cash receipts primarily for distributions to BAC Holders, and its General Partners, to pay administrative expenses, and to acquire New Assets and pay the costs and expenses relating to such transactions. As of March 31, 2000, OTEF II held approximately $4.8 million in cash and cash equivalents, a decrease of $0.7 million, or approximately 13%, from the $5.5 million in cash and cash equivalents held as of December 31, 1999. In addition to the use of funds described under "Recent Developments" above, this decrease in cash results from timing differences from the reduction in the combined rates of the Original Refunding Bonds in the fourth quarter of 1999 and first quarter of 2000 and the due date of their first principal payments on April 15, 2000. This decrease also reflects the change in the timing of payments on the San Bruno bond from monthly to semi-annual, which change in payment frequency was effective with the issuance of the remarketing bonds on November 1, 1999. The first semi-annual payment is due May 2000.

   Financing Transactions . OTEF II undertakes securitization transactions with respect to its bond portfolio from time to time to enhance its overall return on investment and to generate proceeds, which facilitate the acquisition of New Assets. OTEF II has securitized approximately $76.8 million of its bond portfolio, including certain of the Series A Bonds and the Carpenter bond, by assigning these bonds to a Merrill Lynch affiliate which, in turn, deposited them into trusts. The trusts, in turn, sold to institutional investors senior, floating rate securities credit enhanced by a Merrill Lynch affiliate. These senior securities have first priority on the debt service payments  related  to  the  bonds  held in these trusts.  OTEF II acquired all the subordinated interests in these trusts, aggregating approximately $15 million, and received the proceeds, net of transaction costs from the sale of the senior securities. In addition, in a transaction involving the Carpenter bonds, OTEF II acquired approximately $9 million of senior trust interests, which may be sold at any time to provide cash to OTEF II for new acquisitions or for any other purpose. OTEF II has certain rights to repurchase and/or refinance the bonds and to repurchase the senior securities and, therefore, retains a level of control over the bonds. These securitization transactions provide a low-cost financing option for OTEF II's growth. The portion of the net proceeds from these transactions that is not invested in New Assets is temporarily invested in liquid tax-exempt money market securities.

   In connection with these transactions , OTEF II converted the interest rate mode on the Series A Bonds involved in these transactions from an annual to weekly reset. On August 22, 1997, and September 21, 1998, OTEF II purchased three-year interest rate caps on a notional amount of approximately $27 million and $30 million, respectively, to minimize the effects of interest rate volatility. Under these arrangements, if the average short-term, tax-exempt interest rates during the term of the cap increase above a specified level (6% and 4.5%, respectively), the counter-party to the interest rate cap transaction is required to pay directly to OTEF II the amount by which such rates exceed the specified level. Through March 31, 2000 no payments were required to be made by the counter-party pursuant to these interest cap agreements.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

   For financial statement purposes , these transactions are accounted for as financing transactions. The amount of bonds financed, approximately $76.8 million, is reflected as Securities Held in Trust, the net cash proceeds not reinvested are classified as Cash and Cash Equivalents and the difference between the principal amount of the bonds financed and the principal amount of the subordinated interests acquired by OTEF II is classified as financing debt on OTEF II's balance sheet. The aggregate financing debt at March 31, 2000 and December 31, 1999 was approximately $52.6 million. OTEF II's financing debt represents approximately 16.4% of OTEF II's total assets (or 30.4% of OTEF II's total assets if the entities in which OTEF II has made a subordinated debt investment were consolidated). Due to the credit enhancement provided by a Merrill Lynch affiliate in connection with the securitization transactions, and favorable underwriting characteristics (generally, low loan-to-value and high debt coverage), this financing debt bears interest at the Bond Marketing Association (BMA) weekly floating bond index plus approximately 80 to 85 basis points (including credit enhancement, trustee and related fees). This rate averaged 4.47% for the 3 months ended March 31, 2000, 3.71% for the 3 months ended March 31, 1999 and 4.18% for the twelve months of 1999. The credit enhancement associated with substantially all of the financing debt was extended to February 15, 2001. While OTEF II is not an obligor and, therefore, is not liable for repayment of this financing debt, the Securitized Bonds (in which OTEF II owns approximately $24 million of subordinated interests through the trusts) are in effect collateral for this financing debt. Based on its preliminary discussions with financing sources, the Managing General Partner believes that OTEF II will be able to extend the credit enhancement or refinance this financing debt, although no assurances can be given.

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

   Original Refunding Bonds. OTEF II has acquired refunding bonds ("Original Refunding Bonds") for twelve of the fifteen original mortgage revenue bonds ("MRBs"), representing approximately 88% of the face amount of the original bond portfolio. The Original Refunding Bonds currently held by OTEF II consist of senior bonds ("Series A Bonds") and subordinated bonds ("Series B Bonds"). This senior/subordinated structure has allowed OTEF II to undertake several financing transactions involving the Series A Bonds allocable to BAC Holders ("Liquidity Assets"). OTEF II retained the related Series B Bonds for the benefit of the BAC Holders, and retained both the Series A Bonds and the Series B Bonds that are designated as Status Quo Assets and held for the benefit of SQB Holders.

   Series A Bonds. The term of each Original Refunding Bond and, accordingly, each Mortgage Loan is 30 years following the
date  of  refunding.   The Series A Bonds require  interest  only
payments during the first three years and, thereafter, are subject to annual sinking fund redemptions that will result in full amortization of the Series A Bonds during the 27-year remaining term. See "Recent Developments" for a discussion of the amortization.

   In the annual reset mode, Series A Bond interest was set initially at closing of the refundings and is reset annually thereafter at a market rate based upon a percentage of the then prevailing one-year U.S. Treasury Bill rate, with a maximum rate of 5.6% per annum. The interest rate on seven of the Series A Bonds retained by OTEF II was reset on November 1, 1999 to 4.88%; the interest rate on three Series A Bonds retained by OTEF II was reset on December 1, 1999 to 5.12%. On January 1, 2000, the interest rate on one Series A Bond retained by OTEF II was reset to 5.37%, and the interest rate on another Series A Bond was reset on March 1, 2000 to 5.54%. The interest rate on the Series A Bonds involved in the financing transactions described above was converted from annual reset to a weekly floating rate based on a spread over the BMA index. This rate averaged 3.57% for the 3 months ended March 31, 2000, 3.77% for the 3 months ended March 31, 1999, and 4.18% for the twelve months of 1999. Upon a remarketing, the Series A Bonds may be converted to a different interest rate mode (fixed or floating) and the interest rates may be modified at that time to reflect the prevailing market interest rates for whatever rate mode and remaining term is then applicable.

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

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

   Combined Rate. The Combined Rate represents that portion of each Property's projected Cash Flow Before Debt Service ("CFBDS") for each year (projected at the time of the refunding of each Existing MRB) that may be applied to interest on the combined Series A Bonds and Series B Bonds.

   Other Sources. In connection with the closing of the Original Refunding Bonds, the applicable Operating Partnerships entered into certain pooling agreements which may provide under certain circumstances additional sources of funds to enable them to pay their respective debt service on the Series A Bonds and the Series B Bonds and related fees and expenses. As of March 31, 2000, the aggregate amount of net excess cash flow held in the Operating Partnership escrows was approximately $4.4 million, including deposits from March's cash flow compared to $3.8 million at the end of 1999.

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

   In addition , in connection with the remarketing, the San Bruno and Apollo Operating Partnerships delivered to OTEF II interest-bearing, demand promissory notes dated November 1, 1999, in the original principal amount of $8.8 million and $5.2 million, respectively. The principal amount of the San Bruno note reflects contingent interest in the amount of $8.6 million due and payable on the remarketing date together with accrued but unpaid base interest. The principal amount of the Apollo note reflects accrued but unpaid interest only since no contingent interest was due and payable on the remarketing date. The demand notes bear floating rate interest at the short-term federal rate. For tax purposes the principal amount of the San Bruno demand note was reported as tax exempt interest income. For financial statement purposes, the estimated amounts to be collected on the San Bruno note are being accrued to income, under the effective interest method, over the expected remaining life of the San Bruno bond. Due to uncertainty of collection, the Apollo demand note has not been recognized for either tax or financial statement purposes. As of March 31, 2000, the unpaid principal and accrued interest on the San Bruno and Apollo demand notes was approximately $8.5 million and $5.2 million, respectively.

   OTEF II is continuing to explore with the Apollo Operating Partnership a possible bond restructuring or refinancing transaction. The Managing General Partner currently believes that the amount of the Apollo bond and cumulative unpaid base interest exceeds the value of the property owned by the Apollo Operating Partnership. The San Bruno Operating Partnership is currently considering a refinancing of its mortgage indebtedness in addition to a possible bond restructuring or other capital transaction. The Managing General Partner currently believes that the value of the property owned by the San Bruno Operating Partnership exceeds the combined outstanding principal balance of the $26 million San Bruno bond and the demand note, and that OTEF II will realize in full the value of the San Bruno bond and demand note through a future sale, securitization, refinancing or other capital transaction involving the bond and/or the note, or a repayment of the bond and note by the San Bruno Operating Partnership in accordance with the terms of such instruments.

Results of Operations

   OTEF  II  Distributions .  Distributions  to   Partners   will
amount to approximately $4.0 million, or $0.54 per Liquidity BAC holders of record as of March 31, 2000.

   OTEF IIs Three-Month Operations. For financial statement purposes, Net Income allocated to BAC holders and Net Income per BAC was $4.90 million and $0.668, respectively, for the three-month period ended March 31, 2000, as compared to $4.7 million and $0.644, respectively, for the three-month period ended March 31, 1999, representing an increase of approximately 3.9% over the prior comparative period. OTEF II's net interest margin and expenses for the first quarter increased by approximately 4.1% and 8.5%, respectively, over the prior comparative period. The increase in net income is the result of additional interest on New Assets and taxable loans exceeding the costs associated with the implementation of the Liquidity & Growth Plan that were not incurred in the prior comparative period.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

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

Oxford Tax Exempt Fund II Limited Partnership
----------------------------------------------------------------------------
Balance Sheets (in thousands, except per BAC and SQB amounts)
(Unaudited)
----------------------------------------------------------------------------
                                                 March 31,
                                                   2000         December 31,
                                                (Unaudited)         1999
----------------------------------------------------------------------------

Assets
Investments:
 Tax-exempt securities                              $ 209,441    $ 208,216
 Tax-exempt securities held in trust                   76,765       76,765
 Taxable securities                                    27,628       27,190
----------------------------------------------------------------------------
      Total Investments                               313,834      312,171
----------------------------------------------------------------------------
Cash and cash equivalents                               4,772        5,500
Other assets                                            4,837        3,980
----------------------------------------------------------------------------
      Total Assets                                  $ 323,443    $ 321,651
============================================================================

Liabilities and Partners' Capital
  Liabilities
    Financing debt                                  $  52,614    $  52,614
    Distributions payable                               4,038        4,049
    Accounts payable and accrued expenses                 436          571
----------------------------------------------------------------------------
      Total Liabilities                                57,088       57,234
----------------------------------------------------------------------------

Partners' Capital
  General Partners' Interests                          (2,170)      (2,189)
  Limited Partners' Interests:
    Beneficial Assignee Interests (7,499,875
      interests issued and 7,329,050 and 7,338,425
      interest outstanding as of March 31, 2000
      and December 31, 1999, respectively)            169,260      168,308
    SQB Interests (12,587 interests issued and 712
      and 737 interests outstanding as of March 31,
      2000 and December 31, 1999, respectively)           362          379
  Accumulated other comprehensive income               99,191       97,966
  Treasury shares                                        (288)         (47)
----------------------------------------------------------------------------
      Total Partners' Capital                         266,355      264,417
----------------------------------------------------------------------------
      Total Liabilities and Partners'Capital        $ 323,443    $ 321,651
============================================================================

The accompanying notes are an integral part of these financial statements.


Oxford Tax Exempt Fund II Limited Partnership
-------------------------------------------------------------------------
Statements of Income and Comprehensive Income (in thousands, except per BAC amounts)(Unaudited)
-------------------------------------------------------------------------
                                                  Three months ended
                                                        March 31,
                                             ----------------------------
                                                   2000         1999
-------------------------------------------------------------------------
Interest Earned:
  Interest on tax-exempt securities           $  4,610         $ 4,873
  Interest on tax-exempt securities
     held in trust                                 957             589
 Interest on taxable securities                    611             266
 Other, primarily tax-exempt income                 55             135
-------------------------------------------------------------------------
        Total Interest Earned                    6,233           5,863
-------------------------------------------------------------------------
Finance interest expense                          (591)           (443)
-------------------------------------------------------------------------
        Net Interest Margin                      5,642           5,420
-------------------------------------------------------------------------
Expenses:
 Third party expenses                              283             276
 Related party expenses                            367             323
-------------------------------------------------------------------------
        Total Expenses                             650             599
-------------------------------------------------------------------------
Net income                                    $  4,992        $ 4,821
=========================================================================
Other comprehensive income:
  Unrealized gains on investments             $  1,225        $ 2,774
=========================================================================
Comprehensive income                          $  6,217        $ 7,595
=========================================================================
Net income allocated to BAC holders           $  4,896        $ 4,711
=========================================================================
Net income per BAC                            $  0.668        $ 0.644
=========================================================================
Net income per BAC - assuming dilution        $  0.668        $ 0.644
=========================================================================
Weighted Average BACS outstanding                7,329          7,318
=========================================================================
Weighted Average BACs outstanding -
  assuming dilution                              7,329          7,318
=========================================================================
Distribution per BAC                           $ 0.540        $ 0.510
=========================================================================

The accompanying notes are an integral part of these financial statements

Oxford Tax Exempt Fund II Limited Partnership
----------------------------------------------------------------------------
Statement of Partners' Capital (in thousands, except per BAC and SQB amounts)(Unaudited)
---------------------------------------------------------------------------
                                 Partners'Limited
                                    Interests
                                --------------------           Accumulated
                               Beneficial  Status                Other
                     General   Assignee    Quo BAC   Treasury Comprehensive
                     Partners  Interest    Interests  Shares     Income    Total
--------------------------------------------------------------------------------
Balance,
December 31, 1999    $(2,189)   $168,308    $379       $(47)    $97,966 $264,417
--------------------------------------------------------------------------------
Comprehensive Income:

Net Income (loss),
  including $0.668 per
  Liquidity BAC and
  $(5.88) per SQB        100        4,896     (4)         0           0    4,992

Unrealized gains on
  investments              0            0      0          0       1,225    1,225
--------------------------------------------------------------------------------
Total comprehensive
  income                 100        4,896     (4)       (47)      1,225    6,217

Allocation of SQB
  Capital                  0           13    (13)         0           0        0

Purchase of Treasury
  Shares                   0            0      0       (241)          0    (241)

Distributions payable to
  Liquidity BAC Partners
  of  $0.54              (81)      (3,957)     0          0           0  (4,038)
================================================================================
Balance,
March 31, 2000       $(2,170)    $169,260   $362      $(288)    $99,191 $266,355
================================================================================

The accompanying notes are an integral part of these financial statements.

Oxford Tax Exempt Fund II Limited Partnership
-----------------------------------------------------------------------------
Statements of Cash Flows  (in thousands)
(Unaudited)
=============================================================================
                                                        Three months ended
                                                             March 31,
                                                     ------------------------
                                                          2000        1999
-----------------------------------------------------------------------------

Operating Activities
  Net income                                           $ 4,992     $ 4,821
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Changes in assets and liabilities:
   Other assets, primarily interest receivable            (857)        (28)
   Accounts payable and accrued expenses                  (135)        (79)
-----------------------------------------------------------------------------
Net cash provided by operating activities                4,000       4,714
-----------------------------------------------------------------------------
Investing Activities
  Increase in other assets, net                              0        (484)
  Investment in new assets                                (438)       (130)
-----------------------------------------------------------------------------
Net cash used in investing activities                     (438)       (614)
-----------------------------------------------------------------------------
Financing activities
  Purchase of treasury shares                             (241)          0
  Distributions paid                                    (4,049)     (3,826)
-----------------------------------------------------------------------------
Net cash (used in) provided by financing activities      (4,290)      5,866
-----------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents      (728)        274
Cash and cash equivalents, beginning of period           5,500      18,011
-----------------------------------------------------------------------------
Cash and cash equivalents, end of period                $4,772     $18,285
=============================================================================

The accompanying notes are an integral part of these financial statements.


-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

Note 1.  Financial Statements

   The financial statements reflect all adjustments which, in the opinion of the Managing General Partner of Oxford Tax Exempt Fund II Limited Partnership ("Oxford Tax Exempt Fund II," "OTEF II" or the "Partnership"), are necessary to present fairly OTEF II's financial position as of March 31, 2000 and December 31, 1999, the Statements of Income and Comprehensive Income for
the  three-month  periods ended March  31,  2000  and  1999,  the
Statement of Partners' Capital as of March 31, 2000, and the Statements of Cash Flows for the three-month periods ended March 31, 2000 and 1999, and the notes thereto, in accordance with generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements and notes included in the Partnership's Annual Report for the year ended December 31, 1999. Certain amounts have been restated for comparative purposes.

Note 2.  General Business

   The Partnership was formed under the laws of the State of Maryland, commenced operations on March 1, 1995. Oxford Tax Exempt Fund II Corporation, a Maryland corporation, is the Managing General Partner of OTEF II (the "Managing General Partner"). OTEF II Associates Limited Partnership, a Maryland limited partnership, is the associate general partner of OTEF II (together with the Managing General Partner, the "General Partners").

   OTEF II is a publicly-traded partnership (AMEX: OTF) that invests in tax-exempt bonds issued to finance high quality apartment and senior living/health care communities, with the objective of producing increasing income and quarterly distributions for its shareholders. These distributions are primarily exempt from federal income taxation.

   Original Refunding Bonds (Series A Bonds). The term of each Original Refunding Bond and, accordingly, each Mortgage Loan is 30 years following the date of refunding. The Series A Bonds require interest only payments during the first three years and, thereafter, are subject to quarterly sinking fund redemptions that will result in full amortization of the Series A Bonds during the 27-year remaining term beginning in the fourth bond year, calculated using an assumed interest rate of 5.6% per year. While the total payments on the Original Refunding Bonds increase each year, the portion of the payments allocable to interest will decrease in the fourth year and increase each year thereafter. Accordingly, it is anticipated that OTEF II will receive aggregate principal payments of approximately $1.4 million in 2000. Of this amount, approximately 41% will be applied to reduce the financing debt reported by OTEF II on its balance sheet, which was approximately $52.6 million at March 31, 2000. Substantially all of the balance of the principal payments will reduce OTEF II's remaining investment in the related bonds. While the interest earned on these bonds will decrease in 2000 by approximately $0.19 per share, the total principal and interest that is projected to be received by OTEF II with respect to these bonds for 2000 will be higher than the amount of interest received on these bonds for 1999. The interest rates on these bonds will increase in 2001 and each year thereafter through the remaining term of the Original Refunding Bonds.

   Series A Bond Interest. In the annual reset mode, Series A Bond interest was set initially at closing of the refundings and is reset annually thereafter at a market rate based upon a percentage of the then prevailing one-year U.S. Treasury Bill rate, with a maximum rate of 5.6% per annum. The $54.153 million Series A Bonds retained by OTEF II were reset to the following annual interest rates:

               -------------------------------------------------
                                  Bond Amount
               Date              (in thousands)    Interest Rate
               --------------------------------------------------
               November 1,1999     $   7,010            4.88%
               December 1,1999        27,344            5.12%
               January 1, 2000        11,126            5.37%
               March 1, 2000           8,673            5.54%
               --------------------------------------------------
                  Total               54,153


   The interest rate on the remaining $62.565 million of Series A Bonds involved in the financing transactions described under "Financing Transactions" in Note 3 below was converted at the time such transactions were closed from annual reset to a weekly floating rate based on a spread over the BMA index. This rate averaged 4.47% for the 3 months ended March 31, 2000, 3.77% for the 3 months ended March 31, 1999, and 4.18% for the twelve months of 1999. Upon a remarketing, the Series A Bonds may be converted to a different interest rate mode (fixed or floating) and the interest rates may be modified at that time to reflect the prevailing market interest rates for whatever rate mode and remaining term is then applicable.

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

   Taxable  Investments.  In the first quarter of 2000,  OTEF  II
made  additional  taxable  advances  of   $0.25  million,  $0.138
million  and  $0.05  million  to  River  Reach,  Summerwalk   and
Jacaranda borrower entities, respectively.

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

   Income Taxes. No provision has been made for federal, state, or local income taxes in the financial statements of
OTEF II since the Partners and OTEF II BAC Holders (collectively, "OTEF II BAC Holders") are required to report on their individual tax returns their allocable share of taxable income, gains, losses, deductions, and credits of OTEF II.

   Comprehensive Income . Comprehensive income includes both "Net Income" and "Other Comprehensive Income". OTEF II's only source of "Other Comprehensive Income" is related to the valuation of its investments to fair value, which results in unrealized gains or losses previously charged to an equity account under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities".

   Investments. As previously reported , on June 1, 1995, the then Existing MRBs were transferred from OTEF to OTEF II at their book value of approximately $153 million. The OTEF II Managing General Partner estimated at March 31, 2000 that the fair value of the Original Refunding Bonds and the Remarketed Bonds was approximately $251 million and, accordingly, unrealized appreciation on these investments of $98 million is recorded as a credit to partners' capital. The Series A Bonds, the Remarketed Bonds and the Other Refunding Bonds are valued based on comparable municipal bond securities, and the Series B Bonds and the taxable loans are valued based on a discounted cash flow analysis. For this purpose the applicable cash flows are based on certain assumptions concerning the properties and the markets in which they are located, including the timing and realization of such cash flows.

   Investments are accounted for using the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Under this method the investments are reflected at their current estimated fair value, with cumulative unrealized gains or losses being credited or charged to Other Comprehensive Income in partners' capital. In the event of a sale of a Bond, these unrealized gains or losses would be realized and would impact the Statement of Income in the period the sale occurred.

   Accounting for earnings per share . Basic earnings per share, a measure required by Statement of Financial Accounting Standards No. 128, "Earnings Per Share," does not include
incentive  BAC  options  as  common share  equivalents.   Diluted
earnings per share reflects the potential dilution that could occur if such options were exercised or resulted in the issuance of an incremental amount of new shares based on the Treasury
Method.   The  Treasury  Method  assumes  that  the proceeds from
exercise of the options are used to purchase shares at the average market price during the reporting period, which was $23.87 and $24.06 for March 31, 2000 and 1999, respectively. Because the strike price of $23.88 exceeded the average share price for the
first  quarter  of 2000,  the  options  were  not dilutive.   All
amounts have been restated to reflect the 25-for-1 stock split effective July 1, 1997.

   Net Income and Distributions per BAC and SQB. Net income and distributions per BAC and net income and distributions per SQB are based upon the weighted average number of BACs and SQBs outstanding during the applicable period. As of December 31, 1998 there were 7,183,200 BACs and 6,946 SQBs outstanding. During the first quarter of 1999, 5,190 SQBs were exchanged for 129,750 BACs under the exchange program. As of March 31, 1999

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

there were 7,312,950 and 1,756 outstanding BACs and SQBs, respectively. As of December 31, 1999, there were 7,338,425 BACs and 737 SQBs outstanding. In January 2000, an additional 25 SQBs were exchanged for 625 BACs and 10,000 BACs were repurchased by OTEF II for approximately $0.24 million. BACs and SQBs
outstanding   at   March  31,  2000  were  7,329,050   and   712,
respectively.

   Statements of cash flows. The statements of cash flows are intended to reflect only cash receipts and cash payment activity. The statements do not reflect investing and financing activity that affect recognized assets or liabilities and do not result in cash receipts or cash payments. This non-cash activity consists of distributions payable to Partners, SQB holders and OTEF II BAC Holders of $4.0 million, at March 31, 2000 and December 31, 1999, respectively. Non-cash investing activity includes a change in unrealized gain on investments of approximately $1.2 million for the quarter ended March 31, 2000 and $3.1 million, for year ended December 31, 1999, respectively.

   Cash  and  cash  equivalents .  Cash  and   cash   equivalents
consist of all demand deposits and tax-exempt money market funds stated at cost, which approximates market value, with original maturities of three months or less at date of purchase.

   Financing Transactions . For financial statement purposes, the securitization transactions described in Note 2 are accounted for as financing transactions. The amount of the bonds financed, including certain of the Series A Bonds and the Carpenter bond in outstanding principal amount of approximately $76.8 million, is reflected as Securities Held in Trust, the net cash proceeds are classified as cash and cash equivalents and the difference between the principal amount of the bonds financed and the principal amount of the subordinated interests acquired by OTEF II is classified as financing debt on the accompanying balance sheet.

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

   Accounting for SQBs. On February 8 , 1999, OTEF II distributed to SQB holders an offering circular describing a voluntary offer to exchange 25 beneficial assignee certificates ("BACs"), which are publicly traded (AMEX: OTF), for each SQB (SQBs are not publicly traded). This offer terminated on July 31, 1999. As of March 31, 2000, holders of 6,234 SQBs, or 90% of the amount of SQBs originally issued, had converted their SQBs to BACs, leaving 712 SQBs outstanding. These remaining SQBs represent less than one-quarter of one percent of the total outstanding equity interests of OTEF II.

   As previously reported, since substantially all of the SQBs have been exchanged for BACs, the remaining SQBs have been allocated increased shares of administrative costs, which are relatively fixed costs and not dependent on the number of SQBs outstanding. Since the second quarter of 1999 such costs have exceeded allocable income reducing existing SQB cash reserves.
For the quarter ended December 31, 1999, these costs exceeded income allocable to SQBs resulting in a net loss of $7.84 per SQB. Accordingly, the February 15, 2000 distribution was paid exclusively from existing cash reserves allocable to remaining SQB holders. As of March 31, 2000, costs again exceeded income allocable to SQBs resulting in a net loss of $5.88 per SQB for the first quarter of 2000 and remaining SQB cash reserves were fully utilized. Accordingly, on March 16, 2000 the Board of Directors declared that no distribution would be paid to SQB holders for the quarter ended March 31, 2000. In the absence of a sale of any remaining SQB assets, or a redemption by one or more borrowers of the bonds in which SQB holders have an ownership interest, or some other transaction of a capital nature, it is anticipated that SQB holders will continue to realize net losses and the SQBs will no longer receive quarterly distributions payable from recurring operations. Continued losses will cause a reduction in the SQB capital accounts, which will reduce the amount of net proceeds from any future capital transaction otherwise payable to SQB holders.

   For financial statement purposes, the SQBs are treated as a separate class of equity and, accordingly, net income allocated to SQB holders, net income per SQB, and distribution per SQB are reflected separately from the OTEF II BAC Holders on the Statement of Partners' Capital. The SQBs were not split as were the OTEF II BACs on July 1, 1997. The redeemed SQBs are

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

reflected  as  a reduction of Partners' Capital and  were  offset
against  the  SQB  Holders'  interests  when  redeemed.    Assets
associated with those SQB holders exchanging their shares for BACs have been reclassified as BAC assets.

   The SQB Holders do not share in the growth or other benefits expected to be achieved under the Liquidity and Growth Plan. In addition, the SQBs are not allocated any capital losses for federal income tax purposes that may result from the disposition of the Refunding Bonds or interests therein or new assets in connection with a financing undertaken pursuant to the Liquidity and Growth Plan. A schedule of SQB (loss) income as of March 31, 2000 and 1999 is as follows:


-----------------------------------------------------------------------------
                 STATEMENT OF STATUS QUO BAC (LOSS) INCOME
              (in thousands, except per SQB interest amounts)
                                 (Unaudited)
-----------------------------------------------------------------------------
                                Three Months Ended       Three Months Ended
                             ----------------------     -------------------
                                     March 31,2000           March 31,1999
                             ------------------------------------------------

Revenues
  Interest on Bonds                        $    12              $    29
  Other Interest                                 0                    1
----------------------------------------------------------------------------
                                                12                   30
Expenses
  Governance and Administration                (16)                 (17)
----------------------------------------------------------------------------
Net income to SQB holders                  $    (4)             $    13
----------------------------------------------------------------------------
Other comprehensive income:
  Unrealized gains on investment
   in tax-exempt securities                      3                   12
----------------------------------------------------------------------------
Comprehensive (loss)income                 $    (1)             $    25
============================================================================
Weighted average SQB shares outstanding        712                1,756
============================================================================
Net income (loss) per SQB interest         $ (5.88)             $  7.57
============================================================================
Distribution per SQB interest              $     0              $ 12.38
============================================================================

Note 4.  Related Party Transactions

   The Oxford Affiliates. The General Partner and each of the affiliates discussed below are collectively referred to as the Oxford Affiliates in the accompanying financial statements. The General Partners own interests in OTEF II that entitle them to receive a share of OTEF II's cash flow and possibly of sale, refinancing and liquidation proceeds. Distributions to the General Partners totaled approximately $0.08 million for each of
the  quarters  ended  March  31,  2000  and   1999.

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

   ORFG generally receives a 1% acquisition fee from OTEF II for services rendered in connection with investment transactions.
No acquisition fees were paid in the first quarter of 2000.

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

   OTEF II also generally pays ORFG a 0.5% advisory fee for managing OTEF II's new investments after their acquisition. The advisory fees associated with the acquisition of the Dallas, Carpenter, Jacaranda and Summerwalk investments commenced in 1998. The advisory fees associated with the acquisition of the Lakeside, River Reach and Conyers investments commenced in 1999. Total advisory fees incurred by OTEF II from ORFG for the 3 months ended March 31, 2000 and 1999 were approximately $0.15 and $0.08 million, respectively.

   For the three month periods ended March 31, 2000 and 1999, the Operating Partnerships, including the Carpenter Borrower and the Dallas Borrower, paid ORFG total asset management fees of approximately $0.17 million and $0.17 million, respectively. The original Operating Partnerships also paid ORFG, in the aggregate, approximately $0.2 million of fees in March 31, 2000 and 1999 pursuant to the OTEF Restructuring Plan Administration/Asset Management Fee Agreement, which amount is equal to 0.25% per annum of the principal amount of the bonds collateralized by the properties owned by the original Operating Partnerships ("Existing Mortgaged Properties"). Oxford affiliates may also receive other fees and expense reimbursements from entities other than OTEF II in connection with the acquisition, financing or refinancing, operation, repair, replacement and improvement of Mortgaged Properties.

   Expense Reimbursements . OTEF II and the Operating Partnerships also reimburse ORFG for certain expenses it incurs in providing services with respect to the mortgaged properties and the administration of OTEF II's affairs. Total reimbursements to the General Partners and their affiliates for the 3 months ended March 31, 2000 and 1999 were approximately $0.22 million and $0.19 million, respectively, representing primarily staff rebillable time. The Managing General Partner anticipates that the amount of expense reimbursements payable by OTEF II will increase in accordance with the terms of OTEF II's partnership agreement due, in part, to the additional acquisition and financing activities relating to the Liquidity and Growth Plan. The portion of the expense reimbursement relating to salaries is determined based on the actual time the officers and employees devote to OTEF II.

   OTEF II's Incentive Option Plans. On May 21, 1997, OTEF II adopted an incentive option plan (the "1997 Incentive Option Plan") in order for the Managing General Partner to attract and retain key employees of ORFG and advisers. The 1997 Incentive Option Plan authorizes the granting to the directors, officers and employees of the Managing General Partner and certain affiliates of options to purchase 652,125 OTEF II BACs (on a post-
split  basis),  representing  approximately  8.3%  of  the   then
outstanding OTEF II BACs on a fully diluted basis. Such options are exercisable for 10 years. The Managing General Partner has awarded all of the OTEF II BACs authorized under the terms of the 1997 Incentive Option Plan. Of the 652,125 options, 613,000 were fully vested upon issuance and 39,125 are vested equally over 3 years commencing January 1, 1998. The exercise price for all options is $23.88 per BAC, which approximated the fair market value at the date of grant. Since the exercise price of the options approximated the BAC market price at the date of grant, no compensation expense was recognized at that time in accordance with APB 25. For the quarter ended March 31, 2000, the average
market price of  $23.87 was less than the exercise price.   Since
the date of grant, no options have been exercised or forfeited.

   Guarantees and Pledges. In connection with the Lakeside North and Summerwalk investments, OTEF II, along with the operating partnership that owns the applicable property, executed a  guaranty agreement  relating to payment of issuer and  trustee
fees   and  expenses  (including  expenses  of  their  respective
counsel),  as  well  as  an  indemnity  agreement   relating   to
environmental  matters  pertaining  to  the  property.   OTEF  II
obtained Phase I environmental site assessment reports for these investments which, subject to the limitations stated therein, conclude generally that no adverse environmental conditions
requiring  remediation  exist at either site.   Accordingly,  the
Managing  General  Partner believes that OTEF II  does  not  have
material   financial   exposure  under  these   agreements.    In
connection  with  the  Carpenter  bond  securitization,  OTEF  II
pledged  the  $10.3  million of Dallas bonds as  collateral.   In
connection with the River Reach investment transaction, OTEF II executed a standby reimbursement agreement with a Merrill Lynch affiliate which effectively guarantees approximately $24 million obligations of the Naples Borrower to Banco Santander Central
Hispano,  S.A.   This credit arrangement is scheduled  to  expire
on or  about  June 9, 2000.   In April 2000, the Managing General
Partner  of  OTEF  II  was  advised  by  Merrill  Lynch and Banco
Santander  that  this  credit  arrangement  will  be  extended to
December 11, 2000.  OTEF II may execute  similar  agreements   in
connection with new investments made after the date of this report.

-----------------------------------------------------------------
Instructions for Investors who wish to register or transfer
OTEF II BACs or SQBs
-----------------------------------------------------------------

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