Form 10-Q
period 2000-06-30
OXFORD TAX EXEMPT FUND II LTD PARTNERSHIP
filed 2000-08-14
CIK 793977

-------------------------------------------------------------------

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2000

                               OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           For the transition period from_________to________

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

At June 30, 2000, the following classes of beneficial assignee interests of Oxford Tax Exempt Fund II Limited Partnership were outstanding: (i) 7,343,800 beneficial assignee interests ("BACs") with an aggregate market value ($24.375 per share) of $179,005,125, and (ii) 122 Status Quo BACs ("SQBs").

Index to Exhibits is found on page 3.

-----------------------------------------------------------------
          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-Q

                  PART I-FINANCIAL INFORMATION


Item 1.  Financial Statements.

   The financial statements of OTEF II are incorporated herein by reference to sequentially numbered pages 11 through 14 of OTEF
II's Quarterly Report (Unaudited).

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations.

    A discussion of OTEF II's financial condition and results of operations for the three and six-month period ended June 30, 2000 is incorporated herein by reference to sequentially numbered pages 6 through 10 entitled "Report of Management" included in OTEF II's Quarterly Report (Unaudited).

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

   (b)  Reports on Form 8-K.

     A  report  on  Form  8-K  was filed with  the  Securities  &
     Exchange Commission on July 13, 2000 regarding certain contractual arrangements that could result in a change in control of the Registrant.


     No other items were applicable.

------------------------------------------------------------------


          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-Q

                          EXHIBIT INDEX

(Listed according to the number assigned in the Exhibit Table in Item 601 of Regulation S-K).

(20) Report furnished to Security Holders.

     Oxford Tax Exempt Fund II Limited Partnership's Quarterly
     Report (Unaudited) dated June 30, 2000, follows on sequentially numbered pages 5 through 20 of this report.

(27) Financial Data Schedule.

------------------------------------------------------------------

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



Date: 8/14/00    By:   /s/ Richard R. Singleton
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



Date: 8/14/00    By:   /s/ Francis P. Lavin
      -------          ------------------------------------------
                       Francis P. Lavin
                       Director and President



Date: 8/14/00    By:   /s/ Robert B. Downing
      -------          ------------------------------------------
                       Robert B. Downing
                       Director and Executive Vice President

------------------------------------------------------------------






          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                        Quarterly Report
                           (Unaudited)

                          June 30, 2000











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

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

    The following report provides information about the financial condition of Oxford Tax Exempt Fund II Limited Partnership, a Maryland limited partnership ("OTEF II" or the "Partnership"), as of June 30, 2000, and its results of operations and cash flows for the period then ended. This report and analysis should be read together with the financial statements and related notes thereto and the selected financial data appearing elsewhere in this Quarterly Report.

Recent Developments

    Distribution for the Quarter ended June 30, 2000. The Managing General Partner declared, on June 14, 2000, a distribution for the quarter ended June 30, 2000 in the amount of $0.54 per BAC. This distribution is in the same amount as the distribution for the first quarter of 2000, which was paid on May 12, 2000.

       Investment Transactions. On November 24, 1999, OTEF II closed a development venture transaction for The Peaks at Conyers Apartments, a 260-unit apartment community being developed in Conyers, Georgia, an Atlanta suburb, for a total development cost of approximately $18.2 million. As of the date of this report, construction continues on The Peaks at Conyers. Based on the draw requests received to date, work completed and materials supplied represent approximately 39% of the amount of the construction contract. OTEF II will continue to monitor the progress of construction relating to this property.

       Financing Transactions. On May 11, 2000, the letter of credit issued by Banco Santander Central Hispano, S.A. ("Banco Santander"),with respect to the Naples investment and the standby reimbursement agreement with a Merrill Lynch affiliate which effectively guarantees the obligations of the Naples Borrower to Banco Santander Central Hispano, S.A. were extended to December 11, 2000.

       OTEF II is continuing to work on bond refunding and refinancing transactions with respect to the Summerwalk property. The senior tax-exempt bonds secured by this property are currently held by third parties. Based on its preliminary discussions, the Managing General Partner anticipates consummating refunding or refinancing transactions for this property.

       Amortization of Series A Bonds. Effective April 15, 2000, mandatory quarterly sinking fund redemptions began on the twelve Original Refunding Bonds (as defined below). These Original Refunding Bonds provide for payments of interest only for the first three years and then amortize over a 27-year period beginning in the fourth bond year. While the total payments on these bonds increase each year, the portion of the payments allocable to interest will decrease in the fourth year and increase each year thereafter. Accordingly, it is anticipated that OTEF II will receive aggregate principal payments of approximately $1.4 million in 2000. Of this amount, approximately 41% will be applied to reduce the financing debt reported by OTEF II on its balance sheet. Substantially all of the balance of the principal payments will reduce OTEF II's remaining investment in the related bonds. While the interest earned on these bonds will decrease in 2000 from the amount earned for 1999 by approximately $0.19 per share, the total principal and interest that is projected to be received by OTEF II with respect to these bonds for 2000 will be higher than the amount of interest received on these bonds for 1999. The interest rates on these bonds will increase in 2001 and each year thereafter through the remaining term of the Original Refunding Bonds. On April 15, 2000, approximately $0.47 million in sinking fund redemptions were received on the Original Refunding Bonds and approximately $0.19 million was paid on the financing debt. The outstanding balance of the financing debt at June 30, 2000 was $52.4 million.

       Book Value. At June 30, 2000, the book value of the BACs was approximately $36.50 on a fully diluted basis, taking into account the 1997 Incentive Options. Book value is calculated as the sum of the BAC capital account plus the BACs' allowable share of accumulated comprehensive income, divided by the fully diluted shares outstanding at June 30, 2000.

   BAC Repurchase Program. On October 30, 1998, the Managing General Partner authorized the repurchase, from time to time, of up to 250,000 BACs. OTEF II may purchase BACs in the open market or through privately negotiated transactions. The timing and amount of BACs purchased will be dependent on the availability of BACs and other market factors. OTEF II will purchase BACs only to the extent that they may be purchased at favorable prices. Under this program, OTEF II acquired 2,000 BACs in December 1998 for approximately $0.05 million. On January 18, 2000, OTEF II acquired an additional 10,000 BACs for approximately $0.24 million. These securities are reflected in partners' capital on the balance sheet as Treasury Stock. No further purchases have been made through the date of this report.

------------------------------------------------------------------
Report of Management
------------------------------------------------------------------

Liquidity and Capital Resources

       To pursue additional investment opportunities, OTEF II requires additional capital from time to time. In addition to proceeds from financings, OTEF II may generally acquire additional investments ("New Assets"): (i) from the proceeds of sales or other dispositions of Original Refunding Bonds (defined below) and the Original Remarketed Bonds (as defined below) and the proceeds from principal payments with respect to the Original Refunding Bonds (except for the portion of such proceeds allocable to SQBs), as well as bonds issued to refund any tax-exempt bonds acquired by OTEF II pursuant to the Liquidity and Growth Plan; (ii) from the proceeds of sales or other dispositions of New Assets and the proceeds from principal payments with respect to New Assets; (iii) from the proceeds of issuances of additional equity securities, including additional BACs or other limited partnership interests in OTEF II; (iv) from the issuance of additional equity securities in exchange for New Assets; or (v) by funds borrowed from lenders or by issuing evidences of indebtedness.

      Current Position. OTEF II uses its cash receipts primarily for distributions to BAC Holders, and its General Partners, to pay administrative expenses, and to acquire New Assets and pay the costs and expenses relating to such transactions. As of June 30, 2000, OTEF II held approximately $5.7 million in cash and cash equivalents, an increase of approximately $0.2 million, or approximately 3%, from the $5.5 million in cash and cash equivalents held as of December 31, 1999. This increase reflects the change in the timing of payments on the San Bruno bond from monthly to semi-annual, which change in payment frequency was effective with the issuance of the remarketing bonds on November 1, 1999. The first semi-annual payment in the amount of approximately $1.17 million was received on May 15, 2000.

       Financing Transactions. OTEF II undertakes securitization transactions with respect to its bond portfolio from time to time to enhance its overall return on investment and to generate proceeds, which facilitate the acquisition of New Assets. OTEF II has securitized approximately $77.0 million of its bond portfolio by assigning these bonds to a Merrill Lynch affiliate which, in turn, deposited them into trusts. The trusts, in turn, sold to institutional investors senior, floating rate securities credit enhanced by a Merrill Lynch affiliate. These senior securities have first priority on the debt service payments related to the bonds held in these trusts. OTEF II acquired all the subordinated interests in these trusts, aggregating approximately $15 million, and received the proceeds, net of transaction costs from the sale of the senior securities. In addition, in a transaction involving the Carpenter bonds, OTEF II acquired approximately $9 million of senior trust interests, which may be sold at any time to provide cash to OTEF II for new acquisitions or for any other purpose. OTEF II has certain rights to repurchase and/or refinance the bonds and to repurchase the senior securities and, therefore, retains a level of control over the bonds. These securitization transactions provide a low-cost financing option for OTEF II's growth. The portion of the net proceeds from these transactions that is not invested in New Assets is temporarily invested in liquid tax-exempt money market securities.

       In connection with these transactions, OTEF II converted the interest rate mode on the Series A Bonds involved in these transactions from an annual to weekly reset. On August 22, 1997, and September 21, 1998, OTEF II purchased three-year interest rate caps on a notional amount of approximately $27 million and $30 million, respectively, to minimize the effects of interest rate volatility. Additionally, on August 4, 2000, OTEF II purchased a two-year interest rate cap on the notional amount of approximately $55 million. Under these arrangements, if the average short-term, tax-exempt interest rates during the term of the cap increase above a specified level (6%, 4.5%, and 5.5% respectively), the counter-party to the interest rate cap transaction is required to pay directly to OTEF II the amount by which such rates exceed the specified level. Through June 30, 2000, $0.03 million was required to be paid by the counter-party pursuant to these interest cap agreements.

       For financial statement purposes, these transactions are accounted for as financing transactions. The amount of bonds financed, approximately $77.0 million, is reflected as Securities Held in Trust, the net cash proceeds not reinvested are classified as Cash and Cash Equivalents and the difference between the principal amount of the bonds financed and the principal amount of the subordinated interests acquired by OTEF II is classified as financing debt on OTEF II's balance sheet. The aggregate financing debt at June 30, 2000 and December 31, 1999 was approximately $52.4 and $52.6 million, respectively. OTEF II's financing debt represents approximately 16.3% of OTEF II's total assets (or 30.2% of OTEF II's total assets if the entities in which OTEF II has made a subordinated debt investment were consolidated). Due to the credit enhancement provided by a

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

Merrill Lynch affiliate in connection with the securitization transactions, and favorable underwriting characteristics (generally, low loan-to-value and high debt coverage), this financing debt bears interest at the Bond Marketing Association
(BMA) weekly floating bond index plus approximately 80 to 85 basis points (including credit enhancement, trustee and related fees). This rate averaged 4.03% for the 6 months ended June 30, 2000, 3.98% for the 6 months ended June 30, 1999 and 4.18% for the twelve months of 1999. The credit enhancement associated with substantially all of the financing debt was extended to February 15, 2001. While OTEF II is not an obligor and, therefore, is not liable for repayment of this financing debt, the Securitized Bonds (in which OTEF II owns approximately $15 million of subordinated interests through the trusts) are in effect collateral for this financing debt.

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

   In the annual reset mode, Series A Bond interest was set initially at closing of the refundings and is reset annually thereafter at a market rate based upon a percentage of the then prevailing one-year U.S. Treasury Bill rate, with a maximum rate of 5.6% per annum. See Note 2 to the Financial Statements for a schedule of the current reset rates for the Series A Bonds retained by OTEF II. Upon a remarketing, the Series A Bonds may be converted to a different interest rate mode (fixed or floating) and the interest rates may be modified at that time to reflect the prevailing market interest rates for whatever rate mode and remaining term is then applicable.

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

       Other Sources. In connection with the closing of the Original Refunding Bonds, the applicable Operating Partnerships entered into certain pooling agreements which may provide under certain circumstances additional sources of funds to enable them to pay their respective debt service on the Series A Bonds and the Series B Bonds and related fees and expenses. As of June 30, 2000, the aggregate amount of net excess cash flow held in the Operating Partnership escrows was approximately $5.1 million, including deposits from June's cash flow compared to $3.8 million at the end of 1999.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

      Original Remarketed Bonds.   As  required  under  the trust
indentures  for  the  Original  MRBs,   on  November 1, 1999, the
Original MRBs for the Apollo and San Bruno Operating Partnerships were remarketed, which means that OTEF II exchanged those for new
bonds ("Original Remarketed Bonds")  that  bear a   fixed rate of
interest to maturity at a market rate determined by a remarketing agent. The remarketing agent determined the fixed rate of interest on the San Bruno bonds to be 9% per annum. The trust indenture for the Apollo bonds specified that the fixed rate of interest on the remarketed bonds was the lower of the rate established by the remarketing agent or 150 basis points in excess of the Bond Buyer 20-bond index. The new rate was determined to be 7.49% on the remarketing date. The original maturity date of November 2009 was not changed.

       In addition, in connection with the remarketing, the San Bruno and Apollo Operating Partnerships delivered to OTEF II interest-bearing, demand promissory notes dated November 1, 1999, in the original principal amount of $8.8 million and $5.2 million, respectively. The original principal amount of the San Bruno note reflects contingent interest in the amount of $8.6 million due and payable on the remarketing date together with accrued but unpaid base interest. The principal amount of the Apollo note reflects accrued but unpaid interest only since no contingent interest was due and payable on the remarketing date. The demand notes bear floating rate interest at the short-term federal rate. For federal income tax purposes the principal amount of the San Bruno demand note was reported as tax-exempt interest income. For financial statement purposes, the estimated amounts to be collected on the San Bruno note are being accrued to income, under the effective interest method, over the expected remaining life of the San Bruno bond. As of June 30, 2000, approximately $8.1 million of the San Bruno demand note had not been accrued into income. Due to uncertainty of collection, the Apollo demand note has not been recognized for either tax or financial statement purposes. As of June 30, 2000, the unpaid principal and accrued interest on the San Bruno and Apollo demand notes was approximately $8.4 million and
$5.3   million, respectively.

       OTEF II is continuing to explore with the Apollo Operating Partnership a possible bond restructuring or refinancing transaction. The Managing General Partner currently believes that the amount of the Apollo bond and cumulative unpaid base interest exceeds the value of the property owned by the Apollo Operating Partnership. The San Bruno Operating Partnership is currently considering a refinancing of its mortgage indebtedness in addition to a possible bond restructuring or other capital transaction. The Managing General Partner currently believes that the value of the property owned by the San Bruno Operating Partnership exceeds the combined outstanding principal balance of the $26 million San Bruno bond and the $8.4 million outstanding balance of the demand note, and that OTEF II will realize in full the value of the San Bruno bond and demand note through a future sale, securitization, refinancing or other capital transaction involving the bond and/or the note, or a repayment of the bond and note by the San Bruno Operating Partnership in accordance with the terms of such instruments. Upon the payment in full of the San Bruno demand note, the balance of the note yet accrued into income under the effective interest method discussed above is currently expected to be included in income for financial statement purposes.

Results of Operations

   OTEF II Distributions. Distributions to Partners will amount to approximately $4.0 million, or $0.54 per Liquidity BAC holders of record as of June 30, 2000.

   OTEF II's Three-Month Operations. For financial statement purposes, Net Income allocated to BAC holders and Net Income per BAC was approximately $4.8 million and $0.653, respectively, for the three-month period ended June 30, 2000, as compared to $4.8 million and $0.650, respectively, for the three-month period ended June 30, 1999. OTEF II's net interest margin and expenses for the second quarter increased by approximately 1.3% and 8.8%, respectively, over the prior comparative period. The increase of only 1.3% in net interest margin is due primarily to additional interest earned on New Assets and taxable loans reduced by
(i) the principal amortization payments on the Series A Bonds and (ii) increases in financial interest expense for the second quarter due to increases in the floating rate interest payable on OTEF II's financing debt. While the total cash receipts on the Series A Bonds, including interest and principal, are approximately the same as the prior comparative periods, due to the principal amortization, the current period interest earned on these bonds is lower than the prior comparative period. The increase in expenses is primarily attributable to the level of advisory fees in the current period versus the prior comparative period.

   OTEF II's Six-Month Operations. For financial statement purposes, Net Income allocated to BAC holders and Net Income per BAC was $9.7 million and $1.321, respectively for the six-month period ended June 30, 2000, as compared to $9.5 million and $1.294, respectively, for the six-month period ended June 30, 1999. OTEF's net interest margin and expenses for the six-month period ended June 30, 2000 increased by approximately 2.7 % and 8.7%, respectively, over the prior comparative period. The increase of only 2.7% in net income is the result of additional interest on New Assets and taxable loans exceeding the costs associated with the implementation of the Liquidity & Growth Plan that were not incurred in the prior comparative period. The increase in net interest margin is due primarily to additional interest earned on New Assets and taxable loans reduced by
(i) the principal amortization payments on the Series A Bonds and
(ii) increases in financial interest expense for the second quarter due to increases in the floating rate interest payable on OTEF II's financing debt. While the total cash receipts on the Series A Bonds, including interest and principal, are approximately the same as the prior comparative periods, due to the principal amortization, the current period interest earned on these bonds is lower than the prior comparative period. The increase in expenses is primarily attributable to the level of advisory fees in the current period versus the prior comparative period.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

THIS   REPORT   CONTAINS  STATEMENTS  THAT  ARE   FORWARD-LOOKING
STATEMENTS   WITHIN   THE  MEANING  OF  THE  PRIVATE   SECURITIES
LITIGATION REFORM ACT OF 1995, SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND IS SUBJECT TO THE SAFE
HARBORS   CREATED   BY  THOSE  SECTIONS.   THESE  FORWARD-LOOKING
STATEMENTS REFLECT MANAGEMENT'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY
DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS, AND WILL BE AFFECTED BY A VARIETY OF RISKS AND FACTORS. THESE STATEMENTS ARE SUBJECT TO MANY UNCERTAINTIES AND RISKS, AND SHOULD NOT BE CONSIDERED GUARANTEES OF FINANCIAL PERFORMANCE. READERS SHOULD REVIEW CAREFULLY OTEF II's FINANCIAL STATEMENTS AND THE NOTES THERETO, AS WELL AS RISK FACTORS DESCRIBED IN THE SEC FILINGS. OTEF II DISCLAIMS ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING SUBSEQUENT TO THE FILING OF THE FORM 10 Q WITH THE SEC OR OTHERWISE TO REVISE OR UPDATE ANY ORAL OR WRITTEN FORWARD-LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF OTEF II.

Oxford Tax Exempt Fund II Limited Partnership
-------------------------------------------------------------------------
Balance Sheets (in thousands, except per BAC and SQB amounts)
(Unaudited)
-------------------------------------------------------------------------
                                               June 30,
                                                 2000       December 31,
                                             (Unaudited)        1999
--------------------------------------------------------------------------
Assets
Investments:
 Tax-exempt securities                         $210,165        $208,216
 Tax-exempt securities held in trust             76,506          76,765
 Taxable securities                              27,711          27,190
--------------------------------------------------------------------------
  Total Investments                            $314,382        $312,171
--------------------------------------------------------------------------
Cash and cash equivalents                         5,656           5,500
Other Assets                                      4,888           3,980
==========================================================================
Total Assets                                   $324,926        $321,651
==========================================================================
Liabilities and Partners' Capital
  Liabilities
    Financing debt                             $ 52,423        $ 52,614
    Distributions payable                         4,047           4,049
    Accounts payable and accrued expenses           339             571
--------------------------------------------------------------------------
  Total Liabilities                              56,809          57,234
--------------------------------------------------------------------------
Partners' Capital
  General Partners' Interests                    (2,151)         (2,189)
  Limited Partners' Interests:
    Beneficial Assignee Interests
      (7,499,875 interests issued and
      7,343,800 and 7,338,425 interests
      outstanding as of June 30, 2000 and
      December 31, 1999, respectively)          170,385         168,308
    SQB Interests (12,587 interests issued
      and 122 and 737 interests outstanding
      as of June 30, 2000 and December 31,
      1999, respectively)                            48             379
Accumulated other comprehensive income          100,123          97,966
Treasury shares                                    (288)            (47)
--------------------------------------------------------------------------
  Total Partners' Capital                       268,117         264,417
--------------------------------------------------------------------------
  Total Liabilities and Partners' Capital      $324,926        $321,651
==========================================================================

The accompanying notes are an integral part of these financial statements.


Oxford Tax Exempt Fund II Limited Partnership
----------------------------------------------------------------------------
Statements of Income and Comprehensive Income (in thousands, except per BAC amounts) (Unaudited)
----------------------------------------------------------------------------
                                         Three months       Six months
                                        ended June 30,     ended June 30,
                                       ----------------   -----------------
                                         2000     1999     2000      1999
-----------------------------------------------------------------------------
Revenues
 Interest on tax-exempt securities     $4,453   $4,719   $9,063    $9,592
 Interest on tax-exempt securities
   held in trust                        1,095      739    2,052     1,328
 Interest on taxable securities           617      406    1,228       672
 Other, primarily tax-exempt income        81      143      135       278
----------------------------------------------------------------------------
    Total Interest Earned               6,246    6,007   12,478    11,870
----------------------------------------------------------------------------
Finance interest expense                 (698)    (531)  (1,289)     (974)
----------------------------------------------------------------------------
Net Interest Margin                     5,548    5,476   11,189    10,896
----------------------------------------------------------------------------
Expenses
 Third party expenses                     284      285      568       608
 Related party expenses                   384      329      750       605
----------------------------------------------------------------------------
    Total Expenses                        668      614    1,318     1,213
----------------------------------------------------------------------------
Net income                             $4,880   $4,862   $9,871    $9,683
============================================================================
Other comprehensive income:
 Unrealized gains on investments       $  932   $  508   $2,159    $3,282
============================================================================
Comprehensive income                   $5,812   $5,370  $12,030   $12,965
============================================================================
Net income allocated to BAC holders    $4,796   $4,765   $9,692    $9,476
============================================================================
Net income per BAC                     $0.653   $0.650   $1.321    $1.294
============================================================================
Net income per BAC - assuming dilution $0.653   $0.648   $1.321    $1.290
============================================================================
Weighted Average BACs outstanding       7,344    7,336    7,336     7,324
============================================================================
Weighted Average BACs outstanding -
  assuming dilution                     7,345    7,351    7,337     7,346
============================================================================
Distribution per BAC                   $0.540   $0.520   $1.080    $1.030
============================================================================

The accompanying notes are an integral part of these financial statements.


Oxford Tax Exempt Fund II Limited Partnership
--------------------------------------------------------------------------------
Statement of Partners' Capital (in thousands, except per BAC and SQB amounts) (Unaudited)
--------------------------------------------------------------------------------
                                      Partners'
                                 Limited Interest
                               --------------------            Accumulated
                               Beneficial  Status                 Other
                     General   Assignee    Quo BAC   Treasury Comprehensive
                     Partners  Interests   Interests  Shares     Income   Total
--------------------------------------------------------------------------------
Balance,
December 31, 1999    $(2,189)  $168,308     $379      $(47)     $97,966 $264,417
================================================================================
Comprehensive Income:

Net Income, including
  $0.668 per BAC and
   $(5.88) per SQB       100      4,896       (4)        0            0    4,992

Unrealized gains on
  investments              0          0        0         0        1,225    1,225
                        --------------------------------------------------------
Total comprehensive
  income                 100      4,896       (4)        0        1,225    6,217

Allocation of SQB
  Capital                  0         13      (13)        0            0        0

Purchase of Treasury
  Shares                   0          0        0      (241)           0    (241)

Distributions payable to
  Liquidity BAC
   Partners of $0.54     (81)    (3,957)       0         0            0  (4,038)
================================================================================
Balance,
March 31, 2000
(Unaudited)          $(2,170)  $169,260    $ 362     $(288)     $99,191 $266,355
================================================================================
Comprehensive Income:

Net Income (loss),
  including $0.649 per
   BAC and $(112.14)
    per SQB               97      4,796      (13)        0            0    4,880

Unrealized gains on
  investments              0          0        0         0          932      932
                         -------------------------------------------------------
Total comprehensive
  income                  97      4,796      (13)        0          932    5,812

Allocation of SQB
  Capital                  0        301     (301)        0            0        0

Distributions payable to
  Liquidity BAC
   Partners of $0.54     (78)    (3,972)       0         0            0  (4,050)
================================================================================
Balance,
June 30, 2000
(Unaudited)          $(2,151)  $170,385      $48     $(288)   $100,123  $268,117
================================================================================

The accompanying notes are an integral part of these financial statements.


Oxford Tax Exempt Fund II Limited Partnership
----------------------------------------------------------------------------
Statements of Cash Flows (in thousands) (Unaudited)
----------------------------------------------------------------------------
                                                   Six months ended June 30,
                                                         2000        1999
----------------------------------------------------------------------------
Operating Activities:
  Net income                                            $9,871      $9,683
  Adjustments to reconcile net income
    to net cash provided by operating activities:
  Changes in assets and liabilities:
  Interest receivable and other                            (75)        (21)
  Accounts payable and accrued expenses                   (232)         59
----------------------------------------------------------------------------
Net cash provided by operating activities                9,564       9,721
----------------------------------------------------------------------------
Investing Activities:
  Investment in new assets                                (521)    (14,324)
  Receipt of bond principal payments                       468           0
  Increase in other assets, net                           (835)     (1,183)
----------------------------------------------------------------------------
Net cash used in investing activities                     (888)    (15,507)
----------------------------------------------------------------------------
Financing activities:
  Increase in financing debt                                 0       5,000
  Purchase of treasury shares                             (241)          0
  Financing debt principal payments                       (191)          0
  Distributions paid                                    (8,088)     (7,653)
----------------------------------------------------------------------------
Net cash used in financing activities                   (8,520)     (2,653)
----------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents       156      (8,439)
Cash and cash equivalents, beginning of period           5,500      18,011
----------------------------------------------------------------------------
Cash and cash equivalents, end of period                $5,656      $9,572
============================================================================

The accompanying notes are an integral part of these financial statements.


-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

Note 1.  Financial Statements

       The financial statements reflect all adjustments which, in the opinion of the Managing General Partner of Oxford Tax Exempt Fund II Limited Partnership ("Oxford Tax Exempt Fund II," "OTEF II" or the "Partnership"), are necessary to present fairly OTEF II's financial position as of June 30, 2000 and December 31, 1999, the Statements of Income and Comprehensive Income for the three-month and six-month periods ended June 30, 2000 and 1999, the Statement of Partners' Capital as of June 30, 2000, and the Statements of Cash Flows for the six-month periods ended June 30, 2000 and 1999, and the notes thereto, in accordance with generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements and notes included in the Partnership's Annual Report for the year ended December 31, 1999. Certain amounts have been restated for comparative purposes.

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

       Original Refunding Bonds (Series A Bonds).  The term
of each Original Refunding Bond and, accordingly, each Mortgage Loan is 30 years following the date of refunding. The Series A Bonds require interest only payments during the first three years and, thereafter, are subject to quarterly sinking fund redemptions that will result in full amortization of the Series A Bonds during the 27-year remaining term beginning in the fourth bond year, calculated using an assumed interest rate of 5.6% per year. While the total payments on the Original Refunding Bonds increase each year, the portion of the payments allocable to interest will decrease in the fourth year and increase each year thereafter. Accordingly, it is anticipated that OTEF II will receive aggregate principal payments of approximately $1.4 million in 2000. Of this amount, approximately 41% will be applied to reduce the financing debt reported by OTEF II on its balance sheet, which was approximately $52.4 million at June 30, 2000. Substantially all of the balance of the principal payments will reduce OTEF II's remaining investment in the related bonds. While the interest earned on these bonds will decrease in 2000 by approximately $0.19 per share, the total principal and interest that is projected to be received by OTEF II with respect to these bonds for 2000 will be higher than the amount of interest received on these bonds for 1999. The interest rates on these bonds will increase in 2001 and each year thereafter through the remaining term of the Original Refunding Bonds.

      Series A Bond Interest. In the annual reset mode, Series A Bond interest was set initially at closing of the refundings and is reset annually thereafter at a market rate based upon a percentage of the then prevailing one-year U.S. Treasury Bill rate on the dates indicated, with a maximum rate of 5.6% per annum. The $54.153 million of Series A Bonds retained by OTEF II were reset to the following annual interest rates:


               --------------------------------------------------
                                   Bond Amount      Interest
               Reset Dates       (in thousands)       Rate
               --------------------------------------------------
               November 1, 1999      $  7,010         4.88%
               December 1, 1999      $ 27,344         5.12%
               January  1, 2000      $ 11,126         5.37%
               March    1, 2000      $  8,673         5.54%
                                    ----------
                        Total        $ 54,153

       The interest rates on the remaining $62.565 million of Series A Bonds involved in the financing transactions described under "Financing Transactions" below were converted from annual reset to a weekly floating rate based on a spread over the BMA index at the time such transactions were closed. This rate averaged 4.03% for the 6 months ended June 30, 2000, 3.98% for the 6 months ended June 30, 1999, and 4.18% for the twelve months of 1999. Upon a remarketing, the Series A Bonds may be converted to a different interest rate mode (fixed or floating) and the interest rates may be modified at that time to reflect the prevailing market interest rates for whatever rate mode and remaining term is then applicable.

------------------------------------------------------------------
Notes to Financial Statements
------------------------------------------------------------------

   Taxable Investments. In the first quarter of 2000, OTEF II made additional taxable advances of $0.25 million, $0.138 million and $0.05 million to River Reach, Summerwalk and Jacaranda borrower entities, respectively. In the second quarter of 2000, OTEF II made additional taxable advances of $0.29 million to Jacaranda.

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

       Investments. As previously reported, on June 1, 1995, the then Existing MRBs were transferred from OTEF to OTEF II at their book value of approximately $153 million. The OTEF II Managing General Partner estimated at June 30, 2000 that the fair value of the Original Refunding Bonds and the Remarketed Bonds was
approximately $251 million and, accordingly, unrealized appreciation on these investments of $98 million is recorded as a credit to partners' capital. The Series A Bonds, the Remarketed Bonds and the Other Refunding Bonds are valued based on comparable municipal bond securities, and the Series B Bonds and the taxable loans are valued based on a discounted cash flow analysis. For this purpose the applicable cash flows are based on certain assumptions concerning the properties and the markets in which they are located, including the timing and realization of such cash flows.

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

       Accounting for earnings per share. Basic earnings per share, a measure required by Statement of Financial Accounting Standards No. 128, "Earnings Per Share," does not include incentive BAC options as common share equivalents. Diluted earnings per share reflects the potential dilution that could occur if such options were exercised or resulted in the issuance of an incremental amount of new shares based on the Treasury Method. The Treasury Method assumes that the proceeds from exercise of the options are used to purchase shares at the average market price during the reporting period, which were $23.90 and $24.47 for the six-months ended June 30, 2000 and 1999, respectively. Because the strike price of $23.88 essentially equaled the average share price for the first six-months of 2000, the options were not dilutive. All amounts have been restated to reflect the 25-for-1 stock split effective July 1, 1997.

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

       Net Income and Distributions per BAC and SQB. Net income and distributions per BAC and net income and distributions per SQB are based upon the weighted average number of BACs and SQBs outstanding during the applicable period. As of December 31, 1998 there were 7,183,200 BACs and 6,946 SQBs outstanding. During the first quarter of 1999, 5,190 SQBs were exchanged for 129,750 BACs under the exchange program. As of March 31, 1999 there were 7,312,950 and 1,756 outstanding BACs and SQBs, respectively. As of December 31, 1999, there were 7,338,425 BACs and 737 SQBs outstanding. In January 2000, an additional 25 SQBs were exchanged for 625 BACs and 10,000 BACs were repurchased by
OTEF II for approximately $0.24 million. In April 2000, an additional 590 SQBs were exchanged for 14,750 BACs. BACs and SQBs outstanding at June 30, 2000 were 7,343,800 and 122, respectively.

      Statements of cash flows. The statements of cash flows are intended to reflect only cash receipts and cash payment activity. The statements do not reflect investing and financing activity that affect recognized assets or liabilities and do not result in cash receipts or cash payments. This non-cash activity consists of distributions payable to Partners, SQB holders and OTEF II BAC Holders of $4.0 million, at June 30, 2000 and December 31, 1999, respectively. Non-cash investing activity includes a change in unrealized gain on investments of approximately $2.2 million for the six-months ended June 30, 2000 and $3.1 million, for year ended December 31, 1999, respectively.

       Cash and cash equivalents. Cash and cash equivalents consist of all demand deposits and tax-exempt money market funds stated at cost, which approximates market value, with original maturities of three months or less at date of purchase.

       Financing Transactions. For financial statement purposes, the securitization transactions described in Note 2 are accounted for as financing transactions. The amount of the bonds financed of approximately $77.0 million is reflected as Securities Held in Trust, the net cash proceeds are classified as cash and cash equivalents and the difference between the principal amount of the bonds financed and the principal amount of the subordinated interests acquired by OTEF II is classified as financing debt on the accompanying balance sheet.

       Costs associated with these financing transactions are being amortized over ten years for financial statement purposes, and costs associated with the interest rate cap are being amortized over the life of each interest rate cap agreement. These deferred costs are included in other assets on the balance sheet. For federal income tax purposes, these transactions are treated as sales by OTEF II of the applicable Series A Bonds and a purchase of subordinated interests in the trusts.

       Accounting for SQBs. On February 8, 1999, OTEF II distributed to SQB holders an offering circular describing a voluntary offer to exchange 25 beneficial assignee certificates ("BACs"), which are publicly traded (AMEX: OTF), for each SQB (SQBs are not publicly traded). This offer terminated on July 31, 1999. As of June 30, 2000, holders of 6,824 SQBs, or 98% of the amount of SQBs originally issued, had converted their SQBs to BACs, leaving 122 SQBs outstanding. These remaining SQBs represent less than one-tenth of one percent of the total outstanding equity interests of OTEF II.

      As previously reported, since substantially all of the SQBs have been exchanged for BACs, the remaining SQBs have been allocated increased shares of administrative costs, which are relatively fixed costs and not dependent on the number of SQBs outstanding. Since the second quarter of 1999 such costs have exceeded allocable income reducing existing SQB cash reserves.
For the quarter ended December 31, 1999, these costs exceeded income allocable to SQBs resulting in a net loss of $7.84 per SQB. Accordingly, the February 15, 2000 distribution was paid exclusively from existing cash reserves allocable to remaining SQB holders. As of March 31, 2000, costs exceeded income allocable to SQBs resulting in a net loss of $5.88 per SQB for the first quarter of 2000 and remaining SQB cash reserves were fully utilized. Accordingly, on March 16, 2000 the Board of Directors declared that no distribution would be paid to SQB holders for the quarter ended March 31, 2000. For the quarter ended June 30, 2000, costs exceeded income allocable to SQBs resulting in a net loss of $112.14 per SQB, and no distribution was paid to SQB holders. In the absence of a sale of any remaining SQB assets, or a redemption by one or more borrowers of the bonds in which SQB holders have an ownership interest, or some other transaction of a capital nature, it is anticipated that SQB holders will continue to realize net losses and the SQBs will no longer receive quarterly distributions payable from recurring operations. Continued losses will cause a reduction in the SQB capital accounts, which will reduce the amount of net proceeds from any future capital transaction otherwise payable to SQB holders.

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

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

Note 4.  Related Party Transactions

      The Oxford Affiliates. The General Partner and each of the affiliates discussed below are collectively referred to as the Oxford Affiliates in the accompanying financial statements. The General Partners own interests in OTEF II that entitle them to receive a share of OTEF II's cash flow and possibly of sale, refinancing and liquidation proceeds. Distributions to the General Partners totaled approximately $0.08 million for each of the quarters ended June 30, 2000 and 1999.

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

       Compensation and Fees. ORFG provides various management services relating to the Existing Mortgaged Properties and
OTEF II's investment therein. It also provides additional services in connection with OTEF II's investment in New Assets, as described below. These services fees (the "Existing Fees") are operating expenses of the Operating Partnerships that are payable prior to the payment of interest on the Remarketed Bonds.

       ORFG generally receives a 1% acquisition fee from OTEF II for services rendered in connection with investment transactions.
No acquisition fees were paid in the first six-months of 2000.

       OTEF II also generally pays ORFG an annual 0.5% advisory fee for managing OTEF II's new investments. The advisory fees associated with the acquisition of the Dallas, Carpenter, Jacaranda and Summerwalk investments commenced in 1998. The advisory fees associated with the acquisition of the Lakeside, River Reach and Conyers investments commenced in 1999. Total advisory fees incurred by OTEF II for the six-month periods ended June 30, 2000 and 1999 were approximately $0.30 and $0.17 million, respectively.

      For the six month periods ended June 30, 2000 and 1999, the Operating Partnerships, including the Carpenter Borrower and the Dallas Borrower, paid ORFG total asset management fees of approximately $0.35 million and $0.36 million, respectively. The original Operating Partnerships also paid ORFG, in the aggregate, approximately $0.35 million of fees in June 30, 2000 and 1999 pursuant to the OTEF Restructuring Plan Administration/Asset Management Fee Agreement, which amount is equal to 0.25% per annum of the principal amount of the bonds collateralized by the properties owned by the original Operating Partnerships ("Existing Mortgaged Properties"). Oxford affiliates may also receive other fees and expense reimbursements from entities other than OTEF II in connection with the acquisition, financing or refinancing, operation, repair, replacement and improvement of Mortgaged Properties.

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

        Expense Reimbursements. OTEF II and the Operating Partnerships also reimburse ORFG for certain expenses it incurs in providing services with respect to the mortgaged properties and the administration of OTEF II's affairs. Total reimbursements to the General Partners and their affiliates for the six-month periods ended June 30, 2000 and 1999 were approximately $0.44 million and $0.41 million, respectively, representing primarily staff rebillable time. The Managing General Partner anticipates that the amount of expense reimbursements payable by OTEF II will increase in accordance with the terms of OTEF II's partnership agreement due, in part, to the additional acquisition and financing activities relating to the Liquidity and Growth Plan. The portion of the expense reimbursement relating to salaries is determined based on the actual time the officers and employees devote to OTEF II.

      OTEF II's Incentive Option Plans. On May 21, 1997, OTEF II adopted an incentive option plan (the "1997 Incentive Option Plan") in order for the Managing General Partner to attract and retain key employees of ORFG and advisers. The 1997 Incentive Option Plan authorizes the granting to the directors, officers and employees of the Managing General Partner and certain affiliates of options to purchase 652,125 OTEF II BACs (on a post-
split  basis),  representing  approximately  8.3%  of  the   then
outstanding OTEF II BACs on a fully diluted basis. Such options are exercisable for 10 years. The Managing General Partner has awarded all of the OTEF II BACs authorized under the terms of the 1997 Incentive Option Plan. Of the 652,125 options, 613,000 were fully vested upon issuance and 39,125 are vested equally over 3 years commencing January 1, 1998. The exercise price for all options is $23.88 per BAC, which approximated the fair market value at the date of grant. Since the exercise price of the options approximated the BAC market price at the date of grant, no compensation expense was recognized at that time in accordance with APB 25. For the first six months ended June 30, 2000, the average market price of $23.90 approximated the exercise price. Since the date of grant, no options have been exercised or forfeited.

       Guarantees and Pledges. In connection with the Lakeside North and Summerwalk investments, OTEF II, along with the operating partnership that owns the applicable property, executed a guaranty agreement relating to payment of issuer and trustee fees and expenses (including expenses of their respective counsel), as well as an indemnity agreement relating to environmental matters pertaining to the property. OTEF II obtained Phase I environmental site assessment reports for these investments which, subject to the limitations stated therein, conclude generally that no adverse environmental conditions requiring remediation exist at either site. Accordingly, the Managing General Partner believes that OTEF II does not have material financial exposure under these agreements. In connection with the Carpenter bond securitization, OTEF II pledged the $10.3 million of Dallas bonds as collateral. In connection with the River Reach investment transaction, OTEF II executed a standby reimbursement agreement with a Merrill Lynch affiliate which effectively guarantees approximately $24 million obligations of the Naples Borrower to Banco Santander Central
Hispano, S.A. This reimbursement agreement was scheduled to expire on June 9, 2000. On May 11, 2000, this reimbursement agreement was extended to December 11, 2000. OTEF II may execute similar agreements in connection with new investments made after the date of this report.

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

  The  Quarterly Report on Form 10-Q for the quarter  ended  June
  30, 2000, filed with the Securities and Exchange Commission, is available to SQB and OTEF II BAC Holders and may be obtained by writing:


                        Investor Services
          Oxford Tax Exempt Fund II Limited Partnership
                7200 Wisconsin Avenue, 11th Floor
                    Bethesda, Maryland  20814
                         1-888-321-OTEF




             ALSO VISIT OUR WEB SITE AT WWW.OTEF.COM