Form 10-Q
period 2000-09-30
OXFORD TAX EXEMPT FUND II LTD PARTNERSHIP
filed 2000-11-13
CIK 793977

------------------------------------------------------------------
                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000

                               OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _________to_________

                Commission file number:  0-25600

          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

           Maryland                            52-1394232
-------------------------------           --------------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)            Identification No.)

  7200 Wisconsin Avenue, 11th floor, Bethesda, Maryland, 20814
  ------------------------------------------------------------
      (Address of principal executive offices)  (Zip Code)


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

At September 30, 2000, the following classes of beneficial assignee interests of Oxford Tax Exempt Fund II Limited Partnership were outstanding: (i) 7,344,425 beneficial assignee interests ("BACs") with an aggregate market value ($26.5625 per share) of $195,086,289, and (ii) 97 Status Quo BACs ("SQBs").

-------------------------------------------------------------------
          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-Q

                  PART I-FINANCIAL INFORMATION


Item 1.  Financial Statements.

   The financial statements of OTEF II are incorporated herein by reference to sequentially numbered pages 12 through 15 of OTEF
II's Quarterly Report (Unaudited).

Item 2. Management's Discussion and Analysis of Financial Condit ion and Results of Operations.

    A discussion of OTEF II's financial condition and results of operations for the three and nine month period ended September 30, 2000 and 1999 is incorporated herein by reference to sequentially numbered pages 6 through 11 entitled "Report of Management" included in OTEF II's Quarterly Report (Unaudited).

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

     A report on Form 8-K was filed with the Securities and Exchange Commission on September 20, 2000 regarding the sale of the Registrant's San Bruno investments.

     A  report  on  Form  8-K was filed with the  Securities  and
     Exchange  Commission  on  October  5,  2000  regarding   the
     consummation of the contractual arrangements discussed in the Form 8-K filed on July 13, 2000.

   No other items were applicable.

------------------------------------------------------------------
          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-Q

                          EXHIBIT INDEX

(Listed according to the number assigned in the Exhibit Table in Item 601 of Regulation S-K).

(20) Report furnished to Security Holders.

   Oxford Tax Exempt Fund II Limited Partnership's Quarterly
   Report (Unaudited) dated September 30, 2000, follows on pages
   5 through 21 of this report.

(27) Financial Data Schedule.

---------------------------------------------------------------------
          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                            FORM 10-Q

                           SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    Oxford Tax Exempt Fund II Limited Partnership

                    By:  Oxford Tax Exempt Fund II Corporation,
                         Managing General Partner of the registrant



Date: 11/13/00      By:   /s/ Martha Long
      --------            -------------------------------------------
                          Martha Long,
                          Chief Accounting Officer


Date: 11/13/00      By:   /s/ Peter Kompaniez
      --------            ------------------------------------------
                          Peter Kompaniez,
                          Director and President


Date: 11/13/00      By:   /s/ Patrick J. Foye
      --------            -------------------------------------------
                          Patrick J. Foye,
                          Director and Executive Vice President

-----------------------------------------------------------------------







          OXFORD TAX EXEMPT FUND II LIMITED PARTNERSHIP

                        Quarterly Report
                           (Unaudited)

                       September 30, 2000





















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

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

        The following report provides information about the financial condition of Oxford Tax Exempt Fund II Limited
Partnership, a Maryland limited partnership ("OTEF II" or the "Partnership"), as of September 30, 2000, and its results of operations and cash flows for the period then ended. This report and analysis should be read together with the financial statements and related notes thereto appearing elsewhere in this Quarterly Report.

Recent Developments

        Change in Control of Managing General Partner. On September 20, 2000, Apartment Investment and Management Company ("AIMCO") (NYSE: AIV) acquired all of the stock of Oxford Realty Financial Group, Inc. ("ORFG"), that it did not already own, as well as other interests in various Oxford entities. ORFG is the parent company of OTEF II's Managing General Partner, Oxford Tax Exempt Fund II Corporation (the "Managing General Partner"). Merrill Lynch & Co. served as financial advisor to ORFG and its affiliates with respect to this transaction.

       AIMCO, a publicly-traded real estate investment trust headquartered in Denver, Colorado, owns and manages a geographically diversified portfolio of approximately 365,000 apartments and is one of the largest owners and managers of apartment communities in the nation. AIMCO has substantial experience with properties financed with tax-exempt bonds, and continues to serve as the property manager for 19 of the 21 apartment communities that collateralize the tax-exempt and taxable debt held by OTEF II.

      With the completion of this transaction, AIMCO now owns the Managing General Partner of OTEF II, Oxford Tax Exempt Fund II Corporation, and thereby controls the management of OTEF II. Effective as of the closing of the acquisition agreement, the board of directors and executive officers of Oxford Tax Exempt Fund II Corporation are those set forth on Annex I to AIMCO's
Schedule 13D regarding the ORFG transaction, dated September 20, 2000. AIMCO also owns the managing general partner interests in 20 of the 21 partnerships whose apartment properties are collateral for OTEF II's tax-exempt and taxable debt.

      As part of such acquisition, AIMCO acquired: (1) the entity
(ORFG) which owns the managing general partner of OTEF II, and approximately 40% of the non-managing general partner of OTEF II; and (2) options to purchase, from the principals of ORFG, 32,580 units of beneficial assignee interest in OTEF II ("BACs") owned by them and (3) existing employee stock options that had been held by the principals of ORFG to purchase from OTEF II 652,125 BACs.

       The options for 32,580 BACs were granted by the principals of ORFG who were the sellers of the assets in the Oxford acquisition and, in general, are exercisable at the price offered in any acquisition transaction (as discussed below) or at a price equal to 90% of the fully diluted book value per BAC as reported by OTEF II for the last calendar quarter prior to the exercise of the option, subject in both cases to possible upward adjustments if certain events occur after the exercise of the option, but in no case will the exercise price be less than the price the seller paid for the BACs. The 652,125 options granted by OTEF II under its option plan are exercisable at $23.88 per BAC and were acquired by AIMCO for $8.00 per option, subject to possible upward adjustment if certain events occur in the future.

       AIMCO has agreed with the sellers of the assets in the Oxford acquisition that if AIMCO enters into an acquisition transaction involving OTEF II before September 20, 2003, AIMCO will pay consideration in such acquisition transaction of no less than 90% of the fully diluted book value per BAC as reported by OTEF II for the calendar quarter immediately preceding the date of the acquisition transaction. An acquisition transaction includes, but is not limited to, a merger, reorganization or other business combinations, tenders and exchange offers, purchases and the liquidation of OTEF II.

       AIMCO has informed OTEF II that it does not intend to change OTEF II's current distribution policy. OTEF II's Managing General Partner expects to consider on behalf of OTEF II (1) refinancing, reducing or increasing existing indebtedness of OTEF II; (2) sales of assets, individually or as part of a complete liquidation; and (3) mergers or other consolidation transactions involving OTEF II. There is no assurance, however, when or whether any of these transactions might occur.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

The partnerships which own four senior living properties are marketing for sale the assets of such operating partnerships on which OTEF II hold tax-exempt bonds in the amount of approximately $63.1 million at September 30, 2000. Affiliates of AIMCO serve as the general partners of such operating partnerships. Such operating partnerships have not entered into contracts of sale as of the date of this report, and no assurance can be given that any of the operating partnerships will enter into contracts of sale, or as to the terms thereof or that any or all of such sales will be consummated. In connection with any such sale, OTEF II expects to sell the tax-exempt bonds secured by these properties.

      Distribution for the Quarter ended September 30, 2000. The Managing General Partner declared, on September 13, 2000, a distribution for the quarter ended September 30, 2000 in the amount of $0.565 per BAC which will be paid on or before November 14, 2000. This distribution is $0.025 or 4.6% greater than the distribution for the second quarter of 2000, which was paid on August 11, 2000.

       Sale of San Bruno Securities. On September 13, 2000, OTEF II received approximately $35.6 million from the sale of: (1) tax-exempt bonds secured by the San Bruno property with a par value of $26.06 million; (2) a demand note in the amount of $8.27 million received from the San Bruno Operating Partnership in
connection   with  the  San  Bruno  tax-exempt  bond  remarketing
transaction  that  closed on November  1,  1999;  and  (3)  $1.27
million  of accrued interest on the San Bruno Securities.   As  a
result of this sale, OTEF II has now received amounts with respect to its San Bruno investment equal to all principal and interest owed under the original 1986 bonds and the 1999 demand
note.   This  sale concludes OTEF II's investment in  San  Bruno.
For financial statement purposes, OTEF II realized a gain of approximately $23.5 million with respect to the sale of the San Bruno Securities. As of June 30, 2000, the San Bruno Securities had a cost basis of approximately $10.8 million and a carrying value of approximately $26.06 million, being the estimated fair value of the investments at that time. Therefore, OTEF II's book value increased by approximately $8.27 million as a result of this transaction. On October 27, 2000, the Managing General Partner used approximately $9.1 million of the San Bruno proceeds to reduce a portion of OTEF II's financing debt associated with one of the senior living properties. The Managing General Partner intends to use substantially all of the remaining San Bruno proceeds to further reduce OTEF II's financing debt.

       Investment Transactions. On November 24, 1999, OTEF II closed a development venture transaction for The Peaks at Conyers Apartments, a 260-unit apartment community being developed in Conyers, Georgia, an Atlanta suburb, for a total development cost of approximately $18.2 million. As of the date of this report, construction continues on The Peaks at Conyers. Based on the draw requests received to date, work completed and materials supplied represent approximately 65% of the amount of the construction contract. OTEF II will continue to monitor the progress of construction relating to this property.

       Financing Transactions. On May 11, 2000, the letter of credit issued by Banco Santander Central Hispano, S.A. ("Banco Santander") with respect to the Naples investment, and the standby reimbursement agreement with a Merrill Lynch affiliate which effectively guarantees the obligations of the Naples Borrower to Banco Santander Central Hispano, S.A. were extended to December 11, 2000. It is the intent of the Managing General Partner to extend these agreements.

       OTEF II is continuing to work on bond refunding and refinancing transactions with respect to the Summerwalk property. The senior tax-exempt bonds secured by this property are currently held by third parties. Based on its preliminary discussions, the Managing General Partner may consummate refunding or refinancing transactions for this property. The credit enhancement associated with the bonds secured by the property owned by the Summerwalk borrower, scheduled to terminate on December 15, 2000, was extended to December 15, 2001.

       Amortization of Series A Bonds. Effective April 15, 2000, mandatory quarterly sinking fund redemptions began on the twelve Original Refunding Bonds (as defined below). These Original Refunding Bonds provide for payments of interest only for the first three years and then amortize over a 27-year period beginning in the fourth bond year. While the total payments on these bonds increase each year, the portion of the payments allocable to interest will decrease in the fourth year and increase each year thereafter. Accordingly, it is anticipated that OTEF II will receive aggregate principal payments of approximately $1.4 million in 2000. Of this amount, approximately 41% will be applied to reduce the financing debt reported by OTEF II on its balance sheet. Substantially all of the balance of the principal payments will reduce OTEF II's remaining investment in the related bonds. While the interest received on these bonds will decrease in 2000 from the amount received for 1999 by approximately $0.19 per share, the total principal and interest that is projected to be received by OTEF II with respect to these bonds for 2000 will be higher than the amount of interest received on these bonds for 1999. The

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

scheduled interest rates on these bonds will increase in 2001 and each year thereafter through the remaining term of the Original Refunding Bonds. On April 15, 2000, approximately $0.47 million in sinking fund redemptions was received on the Original Refunding Bonds and approximately $0.19 million was paid on the financing debt. On July 31, 2000, approximately $0.47 million in sinking fund redemptions was received on the Original Refunding Bonds and approximately $0.195 million was paid on the financial debt. The outstanding balance of the financing debt at September 30, 2000 was $52.2 million. In October 2000, approximately $0.48 million in sinking fund redemptions was received on the Original Refunding Bonds and approximately $0.196 million was paid on the financing debt.

       Book Value. For the quarter ended September 30, 2000, the book value of the BACs was approximately $37.54 on a fully diluted basis, taking into account the 1997 Incentive Options. Book value is calculated as the sum of the BAC capital account plus the BACs' allocable share of accumulated comprehensive income, divided by the fully diluted shares outstanding at September 30, 2000.

       BAC Repurchase Program. On October 30, 1998, the Managing General Partner authorized the repurchase, from time to time, of up to 250,000 BACs. OTEF II may purchase BACs in the open market or through privately negotiated transactions. The timing and amount of BACs purchased will be dependent on the availability of BACs and other market factors. OTEF II will purchase BACs only to the extent that they may be purchased at favorable prices. Under this program, OTEF II acquired 2,000 BACs in December 1998 for approximately $0.05 million. On January 18, 2000, OTEF II acquired an additional 10,000 BACs for approximately $0.24 million. These securities are reflected in partners' capital on the balance sheet as Treasury Shares. No further purchases have been made through the date of this report.

Liquidity and Capital Resources

       To pursue additional investment opportunities, OTEF II requires additional capital from time to time. In addition to
proceeds   from   financings,  OTEF  II  may  generally   acquire
additional investments ("New Assets"): (i) from the proceeds of sales or other dispositions of Original Refunding Bonds (defined below) and the Original Remarketed Bonds (as defined below) and the proceeds from principal payments with respect to the Original
Refunding  Bonds  (except  for  the  portion  of  such   proceeds
allocable to Status Quo BACs ("SQBs")), as well as bonds issued to refund any tax-exempt bonds acquired by OTEF II pursuant to the Liquidity and Growth Plan; (ii) from the proceeds of sales or other dispositions of New Assets and the proceeds from principal payments with respect to New Assets; (iii) from the proceeds of issuances of additional equity securities, including additional BACs or other limited partnership interests in OTEF II; (iv) from the issuance of additional equity securities in exchange for New Assets; or (v) from funds borrowed from lenders or by issuing evidences of indebtedness.

      Current Position. OTEF II uses its cash receipts primarily for distributions to BAC Holders, and its General Partners, to pay administrative expenses, to acquire New Assets, and pay the costs and expenses relating to such transactions. As of September 30, 2000, OTEF II held approximately $41.4 million in cash and cash equivalents, compared to $5.5 million in cash and cash equivalents held as of December 31, 1999. This increase primarily reflects the net proceeds from the San Bruno transaction described above. The Managing General Partner intends, to use the majority of the San Bruno proceeds to reduce OTEF II's financing debt.

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

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

   In connection with these transactions, OTEF II converted the interest rate mode on the Series A Bonds involved in these transactions from an annual to weekly reset. On August 22, 1997, and September 21, 1998, OTEF II purchased three-year interest rate caps on a notional amount of approximately $27 million and $30 million, respectively, to minimize the effects of interest rate volatility. Additionally, on August 4, 2000, OTEF II purchased a two-year interest rate cap on the notional amount of approximately $55 million. Under these arrangements, if the average short-term, tax-exempt interest rates during the term of the cap increase above a specified level (6%, 4.5%, and 5.5% respectively), the counter-party to the interest rate cap transaction is required to pay directly to OTEF II the amount by which such rates exceed the specified level. For the nine months ended September 30, 2000, $0.03 million was required to be paid by the counter-party pursuant to these interest cap agreements.

       For financial statement purposes, these transactions are accounted for as financing transactions. The amount of bonds financed, as of September 30, 2000 of approximately $76.0 million, is reflected as Securities Held in Trust, the net cash proceeds not reinvested are classified as Cash and Cash Equivalents and the difference between the principal amount of the bonds financed and the principal amount of the subordinated interests acquired by OTEF II is classified as financing debt on OTEF II's balance sheet. The aggregate financing debt at September 30, 2000 and December 31, 1999 was approximately $52.2 and $52.6 million, respectively. OTEF II's financing debt represents approximately 15.6 % of OTEF II's total assets (or
29.3 % of OTEF II's total assets if the entities in which OTEF II has made a subordinated debt investment were consolidated). Due to the credit enhancement provided by a Merrill Lynch affiliate in connection with the securitization transactions, and favorable underwriting characteristics (generally, low loan-to-value and high debt coverage), this financing debt bears interest at the Bond Marketing Association (BMA) weekly floating bond index plus approximately 80 to 85 basis points (including credit enhancement, trustee and related fees). This rate averaged 4.96% for the 9 months ended September 30, 2000, 4.03% for the 9 months ended September 30, 1999 and 4.18% for the twelve months of 1999. The credit enhancement associated with substantially all of the financing debt was extended to February 15, 2001. While OTEF II is not an obligor and, therefore, is not liable for repayment of this financing debt, the Securitized Bonds (in which OTEF II owns approximately $15 million of subordinated interests through the trusts) are in effect collateral for this financing debt.

       Costs associated with these financing transactions are amortized over ten years for financial statement purposes, and costs associated with the interest rate caps are being amortized over the lives of the interest rate cap agreements, which are two to three years. For federal income tax purposes, these transactions are treated as sales by OTEF II of the applicable bonds and a purchase of senior and subordinated interests in the trusts.

      Original Refunding Bonds. OTEF II has acquired refunding bonds ("Original Refunding Bonds") for twelve of the fifteen mortgage revenue bonds acquired by OTEF upon its formation (the "Original MRBs"), representing approximately 88% of the face amount of the original bond portfolio. The Original Refunding Bonds currently held by OTEF II consist of senior bonds ("Series A Bonds") and subordinated bonds ("Series B Bonds"). This senior/subordinated structure has allowed OTEF II to undertake several financing transactions involving the Series A Bonds allocable to BAC Holders ("Liquidity Assets"). OTEF II retained the related Series B Bonds for the benefit of the BAC Holders, and retained both the Series A Bonds and the Series B Bonds that are designated as Status Quo Assets and held for the benefit of SQB Holders.

       Series A Bonds. The term of each Original Refunding Bond and, accordingly, each mortgage loan underlying an Original Refunding Bond, is 30 years following the date of refunding. The Series A Bonds require interest only payments during the first three years and, thereafter, are subject to annual sinking fund redemptions that will result in full amortization of the Series A Bonds during the 27-year remaining term. See "Recent Developments" for a discussion of the amortization.

       In the annual reset mode, Series A Bond interest was set initially at closing of the refundings and is reset annually thereafter at a market rate based upon a percentage of the then prevailing one-year U.S. Treasury Bill rate, with a maximum rate of 5.6% per annum. See Note 3 to the Financial Statements for a schedule of the current reset rates for the Series A Bonds retained by OTEF II. Upon a remarketing, the Series A Bonds may be converted to a different interest rate mode (fixed or floating) and the interest rates may be modified at that time to reflect the prevailing market interest rates for whatever rate mode and remaining term are then applicable.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

       Series  B  Bonds.   The term of each Series  B  Bond  and,
accordingly, each mortgage loan underlying a Series B Bond, is 30 years following the date of refunding.

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

       Other Sources. In connection with the closing of the Original Refunding Bonds, the applicable Operating Partnerships entered into certain pooling agreements which may provide under certain circumstances additional sources of funds to enable them to pay their respective debt service on the Series A Bonds and the Series B Bonds and related fees and expenses. As of September 30, 2000, the aggregate amount of net excess cash flow held in the Operating Partnership escrows was approximately $5.4 million, including deposits from September's cash flow compared to $3.8 million at the end of 1999.

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

      In addition, in connection with the remarketing, the Apollo Operating Partnership delivered to OTEF II an interest-bearing, demand promissory note dated November 1, 1999, in the original principal amount of $5.2 million. The principal amount of the Apollo note reflects accrued but unpaid interest only since no contingent interest was due and payable on the remarketing date. The demand note bears floating rate interest at the short-term federal funds rate. Due to uncertainty of collection, the Apollo demand note has not been recognized for either tax or financial statement purposes.

       OTEF II is continuing to explore with the Apollo Operating Partnership a possible bond restructuring or refinancing transaction. The Managing General Partner currently believes that the amount of the Apollo bond and cumulative unpaid base interest exceeds the value of the property owned by the Apollo Operating Partnership.

Results of Operations

       OTEF II Distributions. Distributions to Partners will amount to approximately $4.2 million, or $0.565 per BAC, to holders of record as of September 30, 2000.

       OTEF II's Three-Month Operations. For financial statement purposes, Net Income allocated to BAC holders and Net Income per BAC was approximately $27.7 million and $3.774, respectively, for the three month period ended September 30, 2000, as compared to $5.1 million and $0.689, respectively, for the three month period ended September 30, 1999. For the three months ended September 30, 2000, Net Income allocated to BAC holders and Net Income per BAC of $23.0 million and $3.135, respectively, is associated with the realized gain on the sale of the San Bruno Bond and Demand Note. Net Income allocated to BAC holders and Net Income per BAC net of the San Bruno transaction were $4.7 million and $0.639, respectively for the three months ended September 30, 2000. This decrease of 7.3% net of the San Bruno transaction is due primarily to additional interest earned on New Assets and taxable loans reduced by the principal amortization payments on the Series A Bonds. While the total cash receipts on the Series A
Bonds, including interest and principal, are approximately the same as the prior comparative periods, due to the principal amortization, the current period interest earned on these bonds is lower than the prior comparative period.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

       OTEF II's Nine-Month Operations. For financial statement purposes, Net Income allocated to BAC holders and Net Income per BAC was $37.4 million and $5.098, respectively for the nine month period ended September 30, 2000, as compared to $14.5 million and $1.983, respectively, for the nine month period ended September 30, 1999. For the nine months ended September 30, 2000, Net Income allocated to BAC holders and Net Income per BAC of $23.0 million and $3.135, respectively, is associated with the realized gain on the sale of the San Bruno Bond and Demand Note. Net Income allocated to BAC holders and Net Income per BAC net of the San Bruno transaction were $14.4 million and $1.963, respectively for the nine months ended September 30, 2000. This 1.0% decrease net of the San Bruno transaction is due primarily to additional interest earned on New Assets and taxable loans reduced by (i) the principal amortization payments on the Series A Bonds and
(ii) increases in financial interest expense for the second quarter due to increases in the floating rate interest payable on OTEF II's financing debt. While the total cash receipts on the Series A Bonds, including interest and principal, are approximately the same as the prior comparative periods, due to the principal amortization, the current period interest earned on these bonds is lower than the prior comparative period. The increase in expenses is primarily attributable to the level of advisory fees in the current period versus the prior comparative period.

THIS REPORT CONTAINS STATEMENTS THAT ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND IS SUBJECT TO THE SAFE HARBORS CREATED BY THOSE SECTIONS. THESE FORWARD-LOOKING STATEMENTS REFLECT MANAGEMENT'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND MAY BE INDENTIFIED BY WORDS INCLUDING "EXPECTS," "BELIEVES," "ESTIMATES," "INTENDS" AND SIMILAR LANGUAGE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS, AND WILL BE AFFECTED BY A VARIETY OF RISKS AND FACTORS. THESE STATEMENTS ARE SUBJECT TO MANY UNCERTAINTIES AND RISKS, AND SHOULD NOT BE CONSIDERED GUARANTEES OF FINANCIAL PERFORMANCE. READERS SHOULD REVIEW CAREFULLY OTEF II's FINANCIAL STATEMENTS AND THE NOTES THERETO, AS WELL AS RISK FACTORS DESCRIBED IN THE SEC FILINGS. OTEF II DISCLAIMS ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING SUBSEQUENT TO THE FILING OF THE FORM 10 Q WITH THE SEC OR OTHERWISE TO REVISE OR UPDATE ANY ORAL OR WRITTEN FORWARD-LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF OTEF II.

Oxford Tax Exempt Fund II Limited Partnership
----------------------------------------------------------------------------
Balance Sheets (in thousands, except per BAC and SQB amounts)
(Unaudited)
============================================================================
                                               September 30,   December 31,
                                                   2000            1999
                                                (Unaudited)
----------------------------------------------------------------------------
Assets
 Investments:
   Tax-exempt securities                          $184,406         $208,216
   Tax-exempt securities held in trust              76,245           76,765
   Taxable securities                               27,711           27,190
----------------------------------------------------------------------------
     Total Investments                            $288,362         $312,171
----------------------------------------------------------------------------
  Cash and cash equivalents                         41,358            5,500
  Other Assets                                       4,452            3,980
============================================================================
     Total Assets                                 $334,172         $321,651
============================================================================
Liabilities and Partners' Capital
 Liabilities
   Financing debt                                 $ 52,229         $ 52,614
   Distributions payable                             4,234            4,049
   Accounts payable and accrued expenses               254              571
----------------------------------------------------------------------------
     Total Liabilities                              56,717           57,234
----------------------------------------------------------------------------
Partners' Capital
  General Partners' Interests                       (1,670)          (2,189)
  Limited Partners' Interests:
    Beneficial Assignee Interests (7,499,875
      interests issued and 7,344,425 and
      7,338,425 interests outstanding as of
      September 30, 2000 and December 31,
      1999, respectively)                          193,967          168,308
    SQB Interests (12,587 interests issued
      and 97 and 737 interests outstanding
      as of September 30, 2000 and December
      31, 1999, respectively)                           35              379
 Accumulated other comprehensive income             85,411           97,966
 Treasury shares                                      (288)             (47)
----------------------------------------------------------------------------
     Total Partners' Capital                       277,455          264,417
----------------------------------------------------------------------------
     Total Liabilities and Partners' Capital      $334,172         $321,651
============================================================================

The accompanying notes are an integral part of these financial statements.

Oxford Tax Exempt Fund II Limited Partnership
-------------------------------------------------------------------------------
Statements of Income and Comprehensive Income (in thousands, except per BAC amounts) (Unaudited)
===============================================================================
                                             Three months        Nine months
                                                ended              ended
                                             September 30,      September 30,
                                            ---------------    ---------------
                                             2000     1999      2000     1999
-------------------------------------------------------------------------------
Revenues
 Interest on tax-exempt securities        $  4,312  $ 4,597  $ 13,375  $14,189
 Interest on tax-exempt securities
  held in trust                              1,042      901     3,094    2,229
 Interest on taxable securities                618      718     1,846    1,390
 Other, primarily tax-exempt income             89       92       224      370
-------------------------------------------------------------------------------
    Total Interest Earned                    6,061    6,308    18,539   18,178
-------------------------------------------------------------------------------
Finance interest expense                      (654)    (536)   (1,943)  (1,510)
-------------------------------------------------------------------------------
    Net Interest Margin                      5,407    5,772    16,596   16,668
-------------------------------------------------------------------------------
Realized gain on sale of security         $ 23,499  $     0  $ 23,499  $     0
-------------------------------------------------------------------------------
Expenses
 Third party expenses                          272      251       839      821
 Related party expenses                        350      363     1,100    1,006
-------------------------------------------------------------------------------
   Total Expenses                              622      614     1,939    1,827
-------------------------------------------------------------------------------
Net income                                $ 28,284  $ 5,158  $ 38,156  $14,841
===============================================================================
Other comprehensive income:

 Unrealized gains (losses) on
  investments                             $(14,712) $(2,280) $(12,555) $ 1,002
===============================================================================
Comprehensive income                      $ 13,572  $ 2,878  $ 25,601  $15,843
===============================================================================
Net income allocated to BAC holders       $ 27,720  $ 5,058  $ 37,412  $14,534
===============================================================================
Net income per BAC                        $  3.774  $ 0.689  $  5.098  $ 1.983
===============================================================================
Net income per BAC-assuming dilution      $  3.750  $ 0.688  $  5.086  $ 1.978
===============================================================================
Weighted Average BACs outstanding            7,344    7,337     7,339    7,329
===============================================================================
Weighted Average BACs outstanding -
 assuming dilution                           7,391    7,352     7,356    7,347
===============================================================================
Distribution per BAC                      $  0.565  $ 0.520  $  1.645  $ 1.550
===============================================================================

The accompanying notes are an integral part of these financial statements.

Oxford Tax Exempt Fund II Limited Partnership
------------------------------------------------------------------------------
Statement of Partners' Capital (in thousands, except per BAC and SQB amounts)
(Unaudited)
------------------------------------------------------------------------------
                                  Partners'
                                Limited Inerest
                              ------------------              Accumulated
                              Beneficial  Status                 Other
                    General   Assignee    Quo BAC   Treasury Comprehensive
                    Partners  Interests   Interests Shares     Income    Total
--------------------------------------------------------------------------------
Balance,
December 31, 1999   $(2,189)  $168,308     $379      $(47)    $97,966 $264,417
================================================================================
Comprehensive Income:

Net Income, including
  $0.668 per BAC and
   $(5.88) per SQB      100      4,896       (4)        0           0    4,992

Unrealized gains on
  investments             0          0        0         0       1,225    1,225
                      ----------------------------------------------------------
Total comprehensive
  income                100      4,896       (4)        0       1,225    6,217

Allocation of SQB
  Capital                 0         13      (13)        0           0        0

Purchase of Treasury
  Shares                  0          0        0      (241)          0     (241)

Distributions payable to
  BAC Partners
   of $0.54             (81)    (3,957)       0         0           0   (4,038)
================================================================================
Balance,
March 31, 2000      $(2,170)  $169,260     $362     $(288)    $99,191 $266,355
================================================================================
Comprehensive Income:

Net Income (loss),
  including $0.649 per
   BAC and $(112.14)
    per SQB              97      4,796     (13)         0           0    4,880

Unrealized gains on
  investments             0          0       0          0         932      932
                      ----------------------------------------------------------

Total comprehensive
  income                 97      4,796     (13)         0         932    5,812


Allocation of SQB
  Capital                 0        301    (301)         0           0        0

Distributions payable to
  BAC Partners
   of $0.54             (78)    (3,972)      0          0           0   (4,050)
================================================================================
Balance,
June 30, 2000       $(2,151)  $170,385     $48      $(288)   $100,123 $268,117
================================================================================
Comprehensive Income:

Net Income (loss),
  including $3.774 per
   BAC and $(21.73)
    per SQB             566     27,720      (2)         0           0   28,284

Unrealized gains
  (losses) on
   investments            0          0       0          0     (14,712) (14,712)
                     -----------------------------------------------------------
Total comprehensive
  income                566     27,720      (2)         0     (14,712)  13,572

Allocation of SQB
  Capital                 0         11     (11)         0           0        0

Distributions payable to
  BAC Partners
   of $0.565            (85)    (4,149)      0          0           0   (4,234)
================================================================================
Balance,
September 30, 2000  $(1,670)  $193,967     $35      $(288)    $85,411 $277,455
================================================================================

The accompanying notes are an integral part of these financial statements.

Oxford Tax Exempt Fund II Limited Partnership
-----------------------------------------------------------------------------
Statements of Cash Flows  (in thousands) (Unaudited)
-----------------------------------------------------------------------------
                                              Nine months ended September 30,
                                              -------------------------------
                                                       2000            1999
-----------------------------------------------------------------------------
Operating Activities:
  Net income                                          $38,156        $14,841
  Adjustments to reconcile net income
    to net cash provided by operating activities:
  Realized gain on security sale                      (23,499)             0
  Change to accounts payable and
   accrued expenses                                      (317)           (21)
-----------------------------------------------------------------------------
Net cash provided by operating activites               14,340         14,820
-----------------------------------------------------------------------------
Investing Activities:
  Investment in new assets                               (521)       (14,689)
  Principal proceeds from security sale                34,332              0
  Receipt of bond principal payments                      943              0
  Increase in other assets, net                          (472)        (1,295)
-----------------------------------------------------------------------------
Net cash provided by (used) in investing activities    34,282        (15,984)
-----------------------------------------------------------------------------
Financing activities:
  Increase in financing debt                                0          5,000
  Purchase of treasury shares                            (241)             0
  Financing debt principal payments                      (385)             0
  Distributions paid                                  (12,138)       (11,557)
-----------------------------------------------------------------------------
Net cash used in financing activities                 (12,764)        (6,557)
-----------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents    35,858        (7,721)
Cash and cash equivalents, beginning of period           5,500        18,011
-----------------------------------------------------------------------------
Cash and cash equivalents, end of period             $  41,358     $  10,290
=============================================================================

The accompanying notes are an integral part of these financial statements.

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------

Note 1.  Financial Statements

       The financial statements reflect all adjustments which, in the opinion of the Managing General Partner of Oxford Tax Exempt Fund II Limited Partnership ("Oxford Tax Exempt Fund II," "OTEF II" or the "Partnership"), are necessary to present fairly OTEF II's financial position as of September 30, 2000 and December 31, 1999, the Statements of Income and Comprehensive Income for the three month and nine month periods ended September 30, 2000 and 1999, the Statement of Partners' Capital as of September 30, 2000, and the Statements of Cash Flows for the nine month periods ended September 30, 2000 and 1999, and the notes thereto, in accordance with generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements and notes included in the Partnership's Annual Report for the year ended December 31, 1999.

Note 2.  Change in Control of Managing General Partner

       On September 20, 2000, Apartment Investment and Management Company ("AIMCO") (NYSE: AIV) acquired all of the stock of Oxford Realty Financial Group, Inc. ("ORFG"), that it did not already own, as well as other interests in various Oxford entities. ORFG is the parent company of the Managing General Partner. As part of such acquisition, AIMCO acquired: (1) ORFG and approximately 40% of the non-managing general partner of OTEF II; and (2) options to purchase from the principals of ORFG 32,580 units of beneficial assignee interest in OTEF II ("BACs") owned by them and (3) existing employee stock options that had been held by the principals of ORFG to purchase from OTEF II 652,125 BACs.

       AIMCO has agreed with the sellers of the assets in the Oxford acquisition that if AIMCO enters into an acquisition transaction involving OTEF II before September 20, 2003, AIMCO will pay consideration to all BAC holders in such acquisition transaction of no less than 90% of the fully diluted book value per BAC as reported by OTEF II for the calendar quarter immediately preceding the date of the acquisition transaction. An acquisition transaction includes, but is not limited to, a merger, reorganization or other business combinations, tenders and exchange offers, purchases and the liquidation of OTEF II.

       AIMCO has informed OTEF II that it does not intend to change OTEF II's current distribution policy. OTEF II's Managing General Partner expects to consider on behalf of OTEF II in the future (1) refinancing, reducing or increasing existing indebtedness of OTEF II; (2) sales of assets, individually or as part of a complete liquidation; and (3) mergers or other consolidation transactions involving OTEF II. There is no assurance, however, when or whether any of these transactions might occur.


Note 3.  General Business

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

       Original Refunding Bonds (Series A Bonds). The term of each Original Refunding Bond and, accordingly, each mortgage loan underlying an Original Refunding Bond is 30 years following the date of refunding. The Series A Bonds require interest only payments during the first three years and, thereafter, are subject to quarterly sinking fund redemptions that will result in full amortization of the Series A Bonds during the 27-year remaining term beginning in the fourth bond year, calculated using an assumed interest rate of 5.6% per year. While the total payments on the Original Refunding Bonds increase each year, the portion of the payments allocable to interest will decrease in the fourth year and increase each year thereafter. Accordingly, it is anticipated that OTEF II will receive aggregate principal payments of approximately $1.4 million in 2000. Of this amount, approximately 41% will be applied to reduce the financing debt reported by OTEF II on its balance sheet, which was approximately $52.2 million at September 30, 2000. Substantially all of the balance of the principal payments will reduce OTEF II's remaining investment in the related bonds. While the interest received on these bonds will decrease in 2000 by approximately $0.19 per

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------
share, the total principal and interest that is projected to be received by OTEF II with respect to these bonds for 2000 will be higher than the amount of interest received on these bonds for 1999. The interest rates on these bonds will increase in 2001 and each year thereafter through the remaining term of the Original Refunding Bonds.

      Series A Bond Interest. In the annual reset mode, Series A Bond interest was set initially at closing of the refundings and is reset annually thereafter at a market rate based upon a percentage of the then prevailing one-year U.S. Treasury Bill rate on the dates indicated, with a maximum rate of 5.6% per annum. The $54.153 million of Series A Bonds retained by OTEF II, before any principal reduction in 2000, were reset to the following annual interest rates:

            --------------------------------------------------
                                Bond Amount       Interest
            Reset Dates        (in thousand)        Rate
            ==================================================
            November 1, 1999     $  7,010           4.88%
            December 1, 1999     $ 27,344           5.12%
            January  1, 2000     $ 11,126           5.37%
            March    1, 2000     $  8,673           5.54%
                                 ---------
                     Total       $ 54,153


       The interest rates on the remaining $62.565 million of Series A Bonds involved in the financing transactions described under "Financing Transactions" in Note 4 below were converted from annual reset to a weekly floating rate based on a spread over the BMA index at the time such transactions were closed. The BMA rate plus approximately 80 to 85 basis points (including credit enhancement, trustee and related fees) averaged 4.96% for the nine months ended September 30, 2000, 4.03% for the nine months ended September 30, 1999, and 4.18% for the twelve months of 1999. Upon a remarketing, the Series A Bonds may be converted to a different interest rate mode (fixed or floating) and the interest rates may be modified at that time to reflect the prevailing market interest rates for whatever rate mode and remaining term is then applicable. These Bonds will begin resetting again in November 2000.

      Taxable Investments. In the first quarter of 2000, OTEF II made additional taxable advances of $0.25 million, $0.14 million and $0.05 million to the River Reach, Summerwalk and Jacaranda borrower entities, respectively. In the second quarter of 2000, OTEF II made additional taxable advances of $0.08 million to Jacaranda. No additional advances were made in the third quarter.

Note 4.  Significant Accounting Policies

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

       Income Taxes. No provision has been made for federal, state, or local income taxes in the financial statements of OTEF II since the Partners, SQB holders and OTEF II BAC holders are required to report on their individual tax returns their allocable share of taxable income, gains, losses, deductions, and credits of OTEF II.

       Comprehensive Income. Comprehensive income includes both "Net Income" and "Other Comprehensive Income". OTEF II's only source of "Other Comprehensive Income" is related to the valuation of its investments to fair value, which results in unrealized gains or losses previously charged to an equity account under Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115").

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------
       Investments. As previously reported, on June 1, 1995, the then Existing MRBs were transferred from OTEF to OTEF II at their book value of approximately $153 million. The OTEF II Managing General Partner estimated at September 30, 2000 that the fair value of the Original Refunding Bonds and the one remaining Remarketed Bond, Apollo, was approximately $227 million and, accordingly, unrealized appreciation on these investments of $85 million is recorded as a credit to partners' capital. The Series A Bonds, the Remarketed Bonds and the Other Refunding Bonds are valued based on comparable municipal bond securities, and the Series B Bonds and the taxable loans are valued based on a discounted cash flow analysis. For this purpose the applicable cash flows are based on certain assumptions concerning the properties and the markets in which they are located, including the timing and realization of such cash flows.

       Investments are accounted for using the provisions of SFAS No. 115. Under this method the investments are reflected at their current estimated fair value, with cumulative unrealized gains or losses being credited or charged to Other Comprehensive Income in partners' capital. In the event of a sale of a bond, these unrealized gains or losses are realized and would impact the Statement of Income in the period the sale occurred.

       Accounting for earnings per share. Basic earnings per share, a measure required by Statement of Financial Accounting Standards No. 128, "Earnings Per Share," does not include incentive BAC options as common share equivalents. Diluted earnings per share reflects the potential dilution that could occur if such options were exercised or resulted in the issuance of an incremental amount of new shares based on the Treasury Method. The Treasury Method assumes that the proceeds from exercise of the options are used to purchase shares at the average market price during the reporting period, which were $25.75 and $24.42 for the three months and $24.52 and $24.58 for the nine months ended September 30, 2000 and 1999, respectively. To the extent that the average share price exceeds the strike price of $23.88, the options are dilutive.

       Net Income and Distributions per BAC and SQB. Net income and distributions per BAC and net income and distributions per Status Quo BAC ("SQB") are based upon the weighted average number of BACs and SQBs outstanding during the applicable period. As of September 30, 1999, there were 7,337,425 BAC's and 777 SQB's outstanding, respectively. As of December 31, 1999, there were 7,338,425 BACs and 737 SQBs outstanding. In January 2000, an additional 25 SQBs were exchanged for 625 BACs and 10,000 BACs were repurchased by OTEF II for approximately $0.24 million. In April 2000, an additional 590 SQBs were exchanged for 14,750 BACs. In July 2000, an additional 25 SQBs were exchange for 625 BACs. BACs and SQBs outstanding at September 30, 2000 were 7,344,425 and 97, respectively.

      Statements of cash flows. The statements of cash flows are intended to reflect only cash receipts and cash payment activity. The statements do not reflect investing and financing activity that affect recognized assets or liabilities and do not result in cash receipts or cash payments. This non-cash activity consists of distributions payable to Partners, SQB holders and OTEF II BAC Holders of $4.2 million and $4.0 million, at September 30, 2000 and December 31, 1999, respectively. Non-cash investing activity includes a change in unrealized gain (loss) on investments of approximately $(12.5) million for the nine months ended September 30, 2000 and $3.1 million, for the year ended December 31, 1999, respectively.

       Cash and cash equivalents. Cash and cash equivalents consist of all demand deposits and tax-exempt money market funds stated at cost, which approximates market value, with original maturities of three months or less at date of purchase.

       Financing Transactions. For financial statement purposes, the securitizations of approximately $76.0 million of bonds are accounted for as financing transactions. The amount of the bonds financed are reflected as Securities Held in Trust, the net cash proceeds are classified as cash and cash equivalents and the difference between the principal amount of the bonds financed and the principal amount of the subordinated interests acquired by OTEF II is classified as financing debt on the accompanying balance sheet.

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

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------
       Accounting for SQBs. On February 8, 1999, OTEF II distributed to SQB holders an offering circular describing a voluntary offer to exchange 25 BACs, which are publicly traded (AMEX: OTF), for each SQB (SQBs are not publicly traded). This offer terminated on July 31, 1999. As of September 30, 2000, holders of 6,849 SQBs, or 99% of the amount of SQBs originally issued, had converted their SQBs to BACs, leaving 97 SQBs outstanding. These remaining SQBs represent less than one-tenth of one percent of the total outstanding equity interests of OTEF II.

      As previously reported, since substantially all of the SQBs have been exchanged for BACs, the remaining SQBs have been allocated increased shares of administrative costs, which are relatively fixed costs and not dependent on the number of SQBs outstanding. Since the second quarter of 1999 such costs have exceeded allocable income reducing existing SQB cash reserves. Accordingly, all subsequent distributions have been paid exclusively from existing cash reserves allocable to remaining SQB holders. As of March 31, 2000, costs exceeded income allocable to SQBs resulting in a net loss of $5.88 per SQB for the first quarter of 2000 and remaining SQB cash reserves were fully exhausted to pay SQB holder distributions. Accordingly, on March 16, 2000 the Board of Directors declared that no distribution would be paid to SQB holders for the quarter ended March 31, 2000. For the quarter ended September 30, 2000, costs exceeded income allocable to SQBs resulting in a net loss of
$21.73 per SQB, and no distribution was paid to SQB holders. This loss of $21.73 is a combination of a $78.36 per SQB gain on the sale of the San Bruno Bond and Demand Note offset by a $100.09 per SQB loss from operations for the three months ended September 30, 2000. In the absence of a sale of any remaining SQB assets, or a redemption by one or more borrowers of the bonds in which SQB holders have an ownership interest, or some other transaction of a capital nature, it is anticipated that SQB holders will continue to realize net losses and will no longer receive quarterly distributions payable from recurring operations. Continued losses will cause a reduction in the SQB capital accounts, which will reduce the amount of net proceeds from any future capital transaction otherwise payable to SQB holders.

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

Note 5.  Related Party Transactions

       The AIMCO Affiliates. The Managing General Partner and each of the affiliates discussed below are collectively referred to as the AIMCO Affiliates in the accompanying financial statements. See Note 2 for a discussion of the acquisition by AIMCO of various interests relating to OTEF II. The General Partners own interests in OTEF II that entitle them to receive a share of OTEF II's cash flow and possibly of sale, refinancing and liquidation proceeds. Distributions to the General Partners totaled approximately $0.085 million for the quarter ended September 30, 2000.

      Interests in the Operating Partnerships. Affiliates of the Managing General Partner that are general and limited partners of the Operating Partnerships have an interest in the Operating Partnerships that entitles them to receive a share of any cash flow and sale, refinancing and liquidation proceeds of the Operating Partnerships. Since inception, the original Operating Partnerships have not been able to make any distributions of cash flow to their respective partners. In addition, in connection with the issuance of the Original Refunding Bonds all cash flow from the applicable Operating Partnership that is attributable to these interests will be pledged for the benefit of OTEF II. Affiliates of the Managing General Partner receive fees from these partnerships and serve as their general partners, which entitles them to a share of any cash flow and refinancing and liquidation proceeds from these partnerships.

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------
       Compensation and Fees. Affiliates of the Managing General Partner provide various management services relating to the Existing Mortgaged Properties and OTEF II's investment therein. They also provide additional services in connection with OTEF II's investment in New Assets, as described below. These services fees (the "Existing Fees") are operating expenses of the Operating Partnerships that are payable prior to the payment of interest on the Remarketed Bonds.

       Affiliates of the Managing General Partner generally receive a 1% acquisition fee from OTEF II for services rendered in connection with investment transactions. No acquisition fees were paid in the first nine months of 2000.

       OTEF  II  also generally pays affiliates of  the  Managing
General Partner an annual 0.5% advisory fee for managing OTEF II's new investments. The advisory fees associated with the acquisition of the Dallas, Carpenter, Jacaranda and Summerwalk investments commenced in 1998. The advisory fees associated with the acquisition of the Lakeside, River Reach and Conyers investments commenced in 1999. Total advisory fees incurred by OTEF II for the nine month periods ended September 30, 2000 and 1999 were approximately $0.46 and $0.30 million, respectively.

       For the nine-month periods ended September 30, 2000 and 1999, the Operating Partnerships, including the Carpenter Borrower and the Dallas Borrower, paid affiliates of the Managing General Partner total asset management fees of approximately $0.56 million for both periods, respectively. The original
Operating Partnerships also paid affiliates of the Managing General Partner, in the aggregate, approximately $0.52 million of fees in September 30, 2000 and 1999 pursuant to the OTEF II Restructuring Plan Administration/Asset Management Fee Agreement, which amount is equal to 0.25% per annum of the principal amount of the bonds collateralized by the properties owned by the original Operating Partnerships ("Existing Mortgaged Properties"). Affiliates of the Managing General Partner may also receive other fees and expense reimbursements from entities other than OTEF II in connection with the acquisition, financing or refinancing, operation, repair, replacement and improvement of Mortgaged Properties.

        Expense Reimbursements. OTEF II and the Operating Partnerships also reimburse affiliates of the Managing General Partner for certain expenses they incur in providing services with respect to the mortgaged properties and the administration of OTEF II's affairs. Total reimbursements to the General Partners and their affiliates for the nine month periods ended September 30, 2000 and 1999 were approximately $0.63 million and $0.62 million, respectively, representing primarily staff rebillable time. The Managing General Partner anticipates that the amount of expense reimbursements payable by OTEF II will increase in accordance with the terms of OTEF II's partnership agreement due, in part, to the additional acquisition and financing activities relating to the Liquidity and Growth Plan. The portion of the expense reimbursement relating to salaries is determined based on the actual time the officers and employees devote to OTEF II.

      OTEF II's Incentive Option Plans. On May 21, 1997, OTEF II adopted an incentive option plan (the "1997 Incentive Option Plan") in order for the Managing General Partner to attract and retain key employees of the affiliates of the Managing General Partner and advisers. The 1997 Incentive Option Plan authorizes the granting to the directors, officers and employees of the Managing General Partner and certain affiliates of options to purchase 652,125 OTEF II BACs (on a post-split basis), representing approximately 8.3% of the then outstanding OTEF II BACs on a fully diluted basis. Such options are exercisable for 10 years. The Managing General Partner has awarded all of the OTEF II BACs authorized under the terms of the 1997 Incentive Option Plan. As of September 30, 2000 all of the 652,125 options were fully vested. The exercise price for all options is $23.88 per BAC, which approximated the fair market value at the date of grant. Since the exercise price of the options approximated the BAC market price at the date of grant, no compensation expense was recognized. For the first nine months ended September 30, 2000, the average market price was $24.52. Since the date of grant, no options have been exercised or forfeited. On September 20, 2000, in addition to acquiring the Managing General Partner of OTEF II, AIMCO also acquired from the officers of the Managing General Partner of OTEF II all of the outstanding options under the 1997 Incentive Option Plan.

      On December 15, 1999, OTEF II adopted a second incentive option plan (the "1999 Incentive Option Plan"). As of September 30, 2000 none of the 350,000 shares authorized under the 1999 Incentive Option Plan had been awarded. Additionally, on September 13, 2000 the Board of Directors amended the Plan to eliminate the dividend equivalent rights associated with the 1999 OTEF II Stock Options. Effective November 7, 2000, OTEF II Corporation, the Managing General Partner of OTEF, granted to Scot B. Barker and Stephen P. Gavula, both whom are outside directors of OTEF II Corporation, 25,000 options to purchase OTEF BACs at a price of $26.00 per BAC. The options are immediately exercisable and have a term of 10 years. This grant of options is in consideration of past, present and anticipated future service as outside directors of OTEF II Corporation.

-----------------------------------------------------------------
Notes to Financial Statements
-----------------------------------------------------------------
       Guarantees and Pledges. In connection with the Lakeside and Summerwalk investments, OTEF II, along with the operating partnership that owns the applicable property, executed a guaranty agreement relating to payment of issuer and trustee fees and expenses (including expenses of their respective counsel), as well as an indemnity agreement relating to environmental matters pertaining to the property. OTEF II obtained Phase I environmental site assessment reports for these investments which,  subject  to  the  limitations  stated  therein,  conclude generally that no adverse environmental conditions requiring remediation exist at either site. Accordingly, the Managing General Partner believes that OTEF II does not have material financial exposure under these agreements. In connection with the Carpenter bond securitization, OTEF II pledged the $10.3 million of Dallas bonds as collateral. In connection with the River Reach investment transaction, OTEF II executed a standby reimbursement agreement with a Merrill Lynch affiliate which effectively guarantees approximately $24 million obligations of the Naples Borrower to Banco Santander Central Hispano, S.A. On May 11, 2000, this reimbursement agreement was extended to December 11, 2000. It is the Managing General Partners' intent to extend these agreements.

-----------------------------------------------------------------
Instructions for Investors who wish to reregister or transfer
OTEF II BACs or SQBs
-----------------------------------------------------------------

On   July  22,  1997,  the American Stock Exchange began  trading
OTEF  II  BACs under the ticker symbol, OTF.       Please  follow
the instructions below to expedite the re-registration or transfer of ownership of any OTEF II BACs or Status Quo BACs ("SQB") that you may own.

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

  The  Quarterly  Report  on  Form 10-Q  for  the  quarter  ended
  September  30,  2000,  filed with the Securities  and  Exchange
  Commission, is available to SQB and OTEF II BAC Holders and may be obtained by writing:


                        Investor Services
          Oxford Tax Exempt Fund II Limited Partnership
                7200 Wisconsin Avenue, 11th Floor
                    Bethesda, Maryland  20814
                         1-888-321-OTEF